Form 10QSB
period 2006-06-30
Farrier Resources Corp
filed 2006-08-02
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-134715

Farrier Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305-3495 Cambie Street Vancouver, BC V5Z 3W6
(Address of principal executive offices)

(778) 235-6562
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,118,000 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2006
F-2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2006 and for the period July 19, 2005 (Date of Inception) to June 30, 2006
F-3	Unaudited Consolidated Statement of Cash Flows for the three months ended June 30, 2006 and for the period July 19, 2005 (Date of Inception) to June 30, 2006
F-4	Notes to Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

FARRIER RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

FARRIER RESOURCES CORP
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2006 and March 31, 2006
(Stated in US Dollars)
(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current
Cash	$74,498	$104,222
Advance on exploration cots	10,717	-

	$85,215	$104,222

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,733	$6,306
Due to related party	-	2,142

	10,733	8,448

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
90,000,000 shares authorized
7,118,000 shares outstanding (March 31, 2006 - 7,109,000)	7,118	7,109
Additional paid-in capital	95,412	93,291
Accumulated other comprehensive loss	(33)	-
Deficit accumulated during the exploration stage	(28,015)	(4,626)

	74,482	95,774

	$85,215	$104,222

SEE ACCOMPANYING NOTES

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2006 and
for the period July 19, 2005 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

	Three Months Ended June 30, 2006	July 19, 2005 (Date of Inception) to June 30, 2006

Expenses
Accounting and audit fees	$7,904	$12,988
Bank charges and interest	121	208
Foreign exchange gain	(55)	(3,561)
Legal fees	7,992	10,485
Office expenses	-	48
Management fees	3,250	3,250
Mineral property option payments - Note 4	2,274	2,274
Mineral property exploration payments - Note 4	1,408	1,408
Transfer and filing fees	495	915

Net loss for the period	(23,389)	(28,015)

Other:
Foreign currency translation adjustment	(33)	(33)

Comprehensive loss	$(23,422)	$(28,048)

Basic loss per share	$(0.00)

Weighted average number of shares outstanding	7,117,308

SEE ACCOMPANYING NOTES

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended June 30, 2006 and
for the period July 19, 2005 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)

	Three Months Ended June 30, 2006	July 19, 2005 (Date of Inception) to March 31, 2006

Cash Flows used in Operating Activities
Net loss for the period	$(23,389)	$(28,015)
Change in non-cash working capital items related to operations:
Advance	(10,717)	(10,717)
Accounts payable and accrued liabilities	4,427	10,733

Net cash used in operating activities	(29,679)	(27,999)

Cash Flows from Financing Activities
Capital stock issued	2,130	102,530
Due from related party	(2,142)	-

Net cash provided by (used in) financing activities	(12)	102,530

Effect of foreign currency on cash	(33)	(33)

Increase (decrease) in cash during the period	(29,724)	74,498

Cash, beginning of the period	104,222	-

Cash, end of the period	$74,498	$74,498

SEE ACCOMPANYING NOTES

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1.	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s consolidated audited financial statements for the fiscal period ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal period ended March 31, 2006, has been omitted. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

Note 2.	Nature of Operations

Organization

The Company was incorporated in the state of Nevada, United States of America on July 19, 2005. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company’s year end is March 31. On April 3, 2006, the Company incorporated a wholly-owned subsidiary, FRC Explorations Ltd. (A BC Corporation) (“FRC”).

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company has not commenced business operations.

Note 3.	Additional Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

Note 3.	Additional Significant Accounting Policies - (cont’d)

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary incorporated by the Company, FRC Exploration Ltd. (a BC corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project.

Note 3.	Additional Significant Accounting Policies - (cont’d)

Exploration Expenditures - (cont’d)

The Company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Note 4.	Commitment

On May 24, 2006 FRC entered into a property option agreement whereby FRC was granted an option to earn up to an 85% interest in 50 full and 9 fractional mineral claims located in the Eskay Creek Area, Northwestern British Columbia. Consideration for the option is cash payments totalling CDN$100,000 and exploration expenditures of CDN$450,000 as follows:

i)	Cash payments as follows:

–	CDN$2,500 upon execution of the Option agreement; (paid)

–	CDN$2,500 on or before June 30, 2007;

–	CDN$40,000 on or before June 30, 2008; and

–	CDN$55,000 on or before June 30, 2009.

Note 4.	Commitment - (cont’d)

ii)
Aggregate exploration expenditures of CDN$12,000 on or before June 30, 2007, CDN$24,000 in aggregate on or before June 30, 2008; CDN$160,000 in aggregate before June 30, 2009; and CDN$450,000 in aggregate before June 30, 2010.

During the three month period ended June 30, 2006, FRC incurred exploration expenditures amounting to $1,408 (CDN$1,650).

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on July 19, 2005 under the laws of the state of Nevada for the purpose of engaging in mineral exploration.

Under the terms of a Property Option Agreement dated On May 24, 2006 between Mr. Dorian Leslie, Ram Explorations Ltd., and FRC, our wholly owned mining exploration subsidiary, we acquired an option to acquire an 85% interest in mineral claims we refer to as the Snipakker mineral claims. The Snipakker mineral claims are located approximately 16 miles west of the Eskay Creek Mine and 10 miles from the Bronson airstrip which is located on the Iskut River to the northwest of the claim area in the Province of British Columbia. We do not have any ownership interest in the property that is covered by the Snippaker mineral claims. These mineral claims consist of 4 mineral tenures comprising a total of 50 complete cells and 9 fractional cells. A cell is a measurement for the area of a mineral claim. A cell in our optioned mineral claim area is roughly square and encloses approximately 50 acres. Our 50 cell plus fractions of cells mineral claim option covers an area of approximately 2,600 acres or approximately 4 square miles.

There are no known mineral reserves on the Snipakker mineral claims. Exploration of these mineral claims is required before a final determination as to their viability can be made. We commenced the initial phase of our exploration program commenced in June 2006. Our option on this property is currently unexercised. In the event that we do not exercise our option, we will have no interest in the Snipakker mineral claims and will not be entitled to receive back any monies spent to maintain the option.

Under the terms of the Property Option Agreement, we will be able to exercise our option if we make aggregate payments of $90,000 to the optionor on or before June 30, 2009 and an additional $405,500 in aggregate exploration expenses on or before June 30, 2010. We can exercise our option at any time prior to June 30, 2010 if we pay $90,000 to the optionor and incur $405,500 in exploration expenses on the Snipakker mineral claims. We will either satisfy the payment terms of the Property Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement. If we are in default of the Property Option Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

Under the Property Option Agreement, we will acquire an 85% interest in the Snipakker mineral claims and the optionor will hold the remaining 15% interest if we exercise our option. Ram Exploration Ltd. is the operator of the Snipakker mineral claims. The optionor is responsible for maintaining the mineral claims in good standing with the B.C. Mineral Titles Branch. Ram Exploration Ltd., which refer to as Ram, is owned by our consulting geologist, Mr. Carl von Einsiedel. Ram and is responsible for conducting the exploration activities on the property in accordance with Mr. von Einsiedel’s Geological Report.

Plan of Operation

Our business plan is to proceed with the exploration of the Snipakker mineral claims to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold, silver or other metals. In June 2006, we commenced the initial phase of the exploration program recommended by our consulting geologist. The initial phase of the recommended geological exploration program will cost approximately $10,800. We anticipate that our consulting geologist’s report on the initial phase of the exploration program will be available by the end of October, 2006.

Once we receive results of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with the initiation of our second year mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the first year exploration phase are sufficiently positive to enable us to proceed.

In the event the results of our first year exploration program prove not to be sufficiently positive to proceed with a further exploration on the Snipakker mineral claims, we intend identify and evaluate other business opportunities or acquisitions which management believes to be in the best interest of our company. Presently, we have not given any consideration to any opportunities or additional acquisitions because we have not yet received he results from our initial exploration program.

In the event our second year mineral exploration program is undertaken, it would likely commence in the spring of 2007 and we would expect our consulting geologist’s report to be available by the end of October, 2007. The second year exploration program will initially involve a continuation of the initial phase work which will cost approximately $10,800. We had $74,482 in working capital as of June 30, 2006. As a result, the first portion first and second years of the exploration program could be undertaken without the need for us to raise additional funding.

In the event our board of directors, in consultation with our independent consulting geologist, chooses to undertake the third year of the proposed mineral exploration program in the spring of 2008, we will require additional financing. The third year of the proposed mineral exploration program is estimated to cost approximately $122,400. The objective of the third year exploration program is to identify areas that have a strong likelihood of hosting mineral deposits that can be further explored using geophysical methods along a 3 mile grid.

A fourth year exploration program, if undertaken, would likely in the spring of 2009. This program would entail Diamond Drilling of approximately 3,000 feet in 5 to 10 holes.

Upon the completion of the first four years of exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

We currently have no specific plans to raise additional capital because the necessity of raising additional capital will be based upon the results of the first and second years of our exploration program. Our management intends to formulate plans regarding the necessity of securing additional funding following our receipt of the results of the first two years of the exploration program.

We anticipate that we will incur the following expenses over the next twelve months:

$18,000 in connection with the completion of the initial phase of our recommended geological work program

$33,600 for operating expenses. Of this amount we plan to spend approximately $18,000 on general, legal, accounting and administrative expenses in connection with the reporting requirements under the Securities Exchange Act of 1934 and approximately $15,600 relating to working capital. We have allocated this $15,600 of working capital to office services to be provided by Falstone Management Ltd.

The following table is a summary of the various costs and fees we anticipate that we will incur through 2010 to implement the exploration of the Snipakker mineral claims:

	2007	2008	2009	2010
Exploration expenses	$10,800	$10,800	$122,400	$261,000
Option Costs	$ 2,250	$ 2,250	$ 36,000	$ 49,500
Legal and Accounting fees	$18,000	$10,000	$ 10,000	$ 10,000
Payments for administrative services	$15,600	$15,600	$ 15,600	$ 15,600
Payments to consulting geologist	$ 1,350	$ 1,350	$ 1,350	$ 1,350
Total	$48,000	$40,000	$185,350	$337,450

We had working capital in the amount of $74,482 as of June 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $51,600. If we proceed with the second year of our exploration program in 2008, we will have sufficient working capital to finance our second year of operations. In the event we determined to complete the third or fourth year of our exploration program, we will need to raise additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three months ended June 30, 2006

We did not earn any revenues from inception on July 19, 2005 through the period ending June 30, 2006. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Snipakker mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Snipakker mineral properties, or if such resources are discovered, that we will enter into commercial production.

For the three months ended June 30, 2006, we incurred operating expenses of $23,389. Given that we were incorporated on July 19, 2005, we are unable to provide comparisons to the same reporting period in the prior year. Our operating expenses for the three months ended June 30, 2006 primarily consisted of legal accounting, and management fees expenses in the amount of $19,146, while mineral property option payments were $2,274, and Mineral property exploration expenses were $1,408.

Liquidity and Capital Resources

We had cash of $74,498 and working capital of $74,482 as of June 30, 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities in the third year of our exploration program and beyond.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral Property Acquisition Payments and Exploration Costs

We expense all costs incurred on mineral properties to which we have secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project.

We do not set a predetermined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kent Kirby. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2006, the registration statement filed on Form SB-2 (Commission file number 333-134715) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 2,118,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Property Option Agreement between FRC Exploration Ltd., Ram Exploration Ltd. And Mr. Dorian Leslie (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed as an exhibit to the registration statement on Form SB-2 filed on June 5, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farrier Resources Corp.

Date:	August 2, 2006

By: /s/ Kent Kirby Mr. Kent Kirby Title: Chief Executive Officer and Director