Form 10QSB
period 2006-09-30
Farrier Resources Corp
filed 2006-11-01
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period__________ to __________

Commission File Number: 333-134715

Farrier Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305-3495 Cambie Street, Vancouver, British Columbia, Canada V5Z 3W6
(Address of principal executive offices)

778-235-6562
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,118,000 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2006
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2006 and 2005 and for the period July 19, 2005 (Date of Inception) to September 30, 2006
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 and for the period July 19, 2005 (Date of Inception) to September 30, 2006
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

FARRIER RESOURCES CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2006 and March 31, 2006
(Stated in US Dollars)
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS

Current
Cash	$50,979	$104,222
Advance on exploration cost	1,991	--

	$52,970	$104,222

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,985	$6,306
Due to related party	--	2,142

	4,985	8,448

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000shares authorized, none outstanding
Common stock, $0.001 par value 90,000,000shares authorized 7,118,000shares outstanding (March 31, 2006 - 7,109,000)
Additional paid-in capital	95,412	93,291
Accumulated other comprehensive loss	(29)	-
Deficit accumulated during the exploration stage	(54,516)	(4,626)
	47,985	95,774
	$52,970	$104,222

SEE ACCOMPANYING NOTES

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended September 30, 2006 and 2005 for the period July 19, 2005 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,		July 19, 2005 (Date of Inception) to September 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$5,649	$-	$13,553	$-	$18,637
Bank charges and interest	59	-	180	-	267
Foreign exchange gain	-	-	(55)	-	(3,561)
Legal fees	6,347	2,357	14,339	2,357	16,832
Office expenses	1,126	-	1,126	-	1,174
Management fees	3,900	-	7,150	-	7,150
Mineral property option payments - Note 4	-	-	2,274	-	2,274
Mineral property exploration payments - Note 4	8,730	-	10,138	-	10,138
Transfer and filing fees	690	-	1,185	-	1,605

Net loss for the period	(26,501)	(2,357)	(49,890)	(2,357)	(54,516)

Other:
Foreign currency translation adjustment	4	-	(29)	-	(29)

Comprehensive loss	$(26,497)	$(2,357)	$(49,919)	$(2,357)	$(54,545)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,118,000	Nil	7,117,656	Nil

SEE ACCOMPANYING NOTES

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2006 and 2005
and for the period July 19, 2005 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Six months ended September 30,		July 19, 2005 (Date of Inception) to September 30,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$(49,890)	$(2,357)	$(54,516)
Change in non-cash working capital items related to operations:
Advance on exploration cost	(1,991)	-	(1,991)
Accounts payable and accrued liabilities	(1,321)	2,357	4,985

Net cash used in operating activities	(53,202)	-	(51,522)

Cash Flows from Financing Activities
Capital stock issued	2,130	-	102,530
Due from related party	(2,142)	-	-

Net cash provided by (used in) financing activities	(12)	-	102,530

Effect of foreign currency on cash	(29)	-	(29)

Increase (decrease) in cash during the period	(53,243)	-	50,979

Cash, beginning of the period	104,222	-	-

Cash, end of the period	$50,979	$-	$50,979

SEE ACCOMPANYING NOTES

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period July 19, 2005 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Comprehensive	Deficit Accumulated During the Development
	Number	Par Value	Capital	Income/(Loss)	Stage	Total

Capital stock issued for cash - at $0.011	5,000,000	$5,000	$45,000	$-	$-	$50,000
- at $0.025	2,100,000	2,100	50,400	-	-	52,500
- at $0.25	9,000	9	2,241	-	-	2,250
Less: commissions	-	-	(4,350)	-	-	(4,350)
Net loss for the period	-	-	-	-	(4,626)	(4,626)

Balance as at March 31, 2006	7,109,000	7,109	93,291	-	(4,626)	95,774

Capital stock issued for cash- at $0.25	9,000	9	2,241	-	-	2,250
Less: commissions	-	-	(120)	-	-	(120)
Foreign currency translation adjustment	-	-	-	(29)	-	(29)
Net loss for the period	-	-	-	-	(49,890)	(49,890)

Balance as at September 30, 2006	7,118,000	$7,118	$95,412	$(29)	$(54,516)	$47,985

SEE ACCOMPANYING NOTES

FARRIER REOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1    Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s consolidated audited financial statements for the fiscal period ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal period ended March 31, 2006, has been omitted. The results of operations for the six-month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

Note 2     Nature of Operations

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

Note 3     Additional Significant Accounting Policies

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

FARRIER REOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 3     Additional Significant Accounting Policies - (cont’d)

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

Note 4     Commitment

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

FARRIER REOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 4     Commitment - (cont’d)

ii)
Aggregate exploration expenditures of CDN$12,000 on or before June 30, 2007, CDN$24,000 in aggregate on or before June 30, 2008; CDN$160,000 in aggregate before June 30, 2009; and CDN$450,000 in aggregate before June 30, 2010.

During the six month period ended September 30, 2006, FRC incurred exploration expenditures amounting to $10,138 (CDN$11,433).

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

Plan of Operation

Our business plan is to proceed with the exploration of the Snipakker mineral claims to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold, silver or other metals. In June 2006, we commenced the initial phase of the exploration program recommended by our consulting geologist. The initial phase of the recommended geological exploration program will cost approximately $10,800. We anticipate that our consulting geologist’s report on the initial phase of the exploration program will be available by the end of November, 2006.

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

In the event our second year mineral exploration program is undertaken, it would likely commence in the spring of 2007 and we would expect our consulting geologist’s report to be available by the end of October, 2007. The second year exploration program will initially involve a continuation of the initial phase work which will cost approximately $10,800. We had $47,985 in working capital as of September 30, 2006. As a result, the first portion first and second years of the exploration program could be undertaken without the need for us to raise additional funding.

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

We had working capital in the amount of $47,985 as of September 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $48,000. If we proceed with the second year of our exploration program in 2008, we will have sufficient working capital to finance our second year of operations. In the event we determined to complete the third or fourth year of our exploration program, we will need to raise additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended September 30, 2006 and 2005

We did not earn any revenues from inception on July 19, 2005 through the period ending September 30, 2006. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Snipakker mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Snipakker mineral properties, or if such resources are discovered, that we will enter into commercial production.

For the three months ended September 30, 2006, we incurred operating expenses of $26,501. For the six months ended September 30, 2006, we incurred operating expenses of $49,890. Given that we were incorporated on July 19, 2005, we are unable to provide comparisons to the same reporting period in the prior year. Our operating expenses for the three months ended September 30, 2006 primarily consisted of legal fees of $6,347, accounting and audit fees of $5,649, management fees of $3,900 and mineral property exploration expenses of $8,730. Our operating expenses for the six months ended September 30, 2006 primarily consisted of legal fees of $14,339, accounting and audit fees of $13,553, management fees of $7,150 and mineral property exploration expenses of $10,138.

Liquidity and Capital Resources

We had cash of $50,979 and working capital of $47,985 as of September 30, 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities in the third year of our exploration program and beyond.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kent Kirby. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

Farrier Resources Corp.

Date:	October 31, 2006

By: /s/ Kent Kirby Kent Kirby Title: Chief Executive Officer, Chief Financial Officer and Director