Form 10QSB/A
period 2006-09-30
Farrier Resources Corp
filed 2006-11-20
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Explanatory Note

We are filing this amended quarterly report on Form 10-QSB/A for the quarterly period ended September 30, 2006 in order to include a line item on the Unaudited Consolidated Balance Sheet as of September 30, 2006 which was inadvertently omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2006
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2006 and 2005 and for the period July 19, 2005 (Date of Inception) to September 30, 2006
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 and for the period July 19, 2005 (Date of Inception) to September 30, 2006
F-4	Unaudited Consolidated Statements of Stockholders’ Equity for the period July 19, 2005 (Date of Inception) to September 30, 2006
F-5	Notes to Unaudited Consolidated Financial Statements;

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

FARRIER RESOURCES CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

FARRIER RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2006 and March 31, 2006
(Stated in US Dollars)
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS

Current
Cash	$50,979	$104,222
Advance on exploration cost	1,991	--

	$52,970	$104,222

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,985	$6,306
Due to related party	--	2,142

	4,985	8,448

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000shares authorized, none outstanding
Common stock, $0.001 par value 90,000,000shares authorized 7,118,000shares outstanding (March 31, 2006 - 7,109,000)	7,118	7,109
Additional paid-in capital	95,412	93,291
Accumulated other comprehensive loss	(29)	-
Deficit accumulated during the exploration stage	(54,516)	(4,626)
	47,985	95,774
	$52,970	$104,222

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

Farrier Resources Corp.

Date:	November 20, 2006

By: /s/ Kent Kirby Kent Kirby Title: Chief Executive Officer, Chief Financial Officer and Director