Form 10QSB
period 2006-11-30
NUANCE RESOURCES CORP.
filed 2007-02-12
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ______________

[X]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period October 1, 2006 to November 30, 2006

Commission File Number: 333-134715

Nuance Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601-8623 Granville Street, Vancouver, British Columbia, Canada V6P 5A2
(Address of principal executive offices)

778-235-6658
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,354,000 common shares as of February 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Interim Consolidated Balance Sheet as of November 30, 2006 and March 31, 2006
F-2

Unaudited Interim Consolidated Statements of Operations for the two months ended November 30, 2006 and 2005, eight months ended November 30, 2006, and the period July 19, 2006 (Date of Inception) to November 30, 2006 and 2005

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the eight months ended November 30, 2006 and the period July 19, 2006 (Date of Inception) to November 30, 2006 and 2005
F-4	Notes to Unaudited Interim Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the transition period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

NUANCE RESOURCES CORP.

(formerly Farrier Resources Corp.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited

NUANCE RESOURCES CORP
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2006 and March 31, 2006
(Stated in US Dollars)
(Unaudited)

	November 30, 2006	March 31, 2006
ASSETS
Current
Cash	$38,799	$104,222

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,156	$6,306
Due to related party	-	2,142

	14,156	8,448

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value shares authorized, none outstanding 10,000,000
Common stock, $0.001 par value 270,000,000 shares authorized (March 31, 2006 - 90,000,000 shares authorized) shares outstanding (March 31, 2006 - 21,327,000 shares outstanding) 21,354,000
Additional paid-in capital	95,412	93,291
Accumulated other comprehensive loss	(58)	-
Deficit accumulated during the exploration stage	(77,829)	(4,626)
	24,643	95,774
	$38,799	$104,222

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the two months ended November 30, 2006 and 2005,
the eight months ended November 30, 2006,
the period July 19, 2005 (Date of Inception) to November 30, 2005 and
for the period July 19, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

	Two months ended November 30,		Eight months ended November 30, 2006	July 19, 2005 (Date of Inception) to November 30,	July 19, 2005 (Date of Inception) to November 30,
	2006	2005	2006	2005	2006
Expenses
Accounting and audit fees	$9,808	$-	$23,361	$-	$28,445
Bank charges and interest	20	25	200	25	287
Foreign exchange gain	-	(2)	(55)	(2)	(3,561)
Legal fees	7,421	35	21,760	2,405	24,253
Office expenses	883	-	2,009	-	2,057
Management fees	2,600	-	9,750	-	9,750
Mineral property option payments - Note 4	-	-	2,274	-	2,274
Mineral property exploration payments - Note 4	2,531	-	12,669	-	12,669
Transfer and filing fees	50	-	1,235	-	1,655

Net loss for the period	(23,313)	(58)	(73,203)	(2,428)	(77,829)

Other comprehensive loss:
Foreign currency translation adjustment	(29)	-	(58)	-	(58)

Comprehensive loss	$(23,342)	$(58)	$(73,2610)	$(2,428)	$(77,887)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	21,354,000	Nil	21,353,225	Nil

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the eight months ended November 30, 2006,
the period July 19, 2005 (Date of Inception) to November 30, 2005 and
for the period July 19, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

	Eight months ended November 30, 2006	July 19, 2005 (Date of Inception) to November 30, 2005	July 19, 2005 (Date of Inception) to November 30, 2006
Cash Flows used in Operating Activities
Net loss for the period	$(73,203)	$(2,428)	$(77,829)
Change in non-cash working capital items related to operations:
Advance on exploration cost	-	-	-
Accounts payable and accrued liabilities	7,850	905	14,156

Net cash used in operating activities	(65,353)	(1,523)	(63,673)

Cash Flows from Financing Activities
Capital stock issued	2,130	-	102,530
Share subscriptions received	-	100	-
Increase (decrease) in due to related party	(2,142)	1,753	-

Net cash provided by (used in) financing activities	(12)	1,853	102,530

Effect of foreign currency on cash	(58)	-	(58)

Increase (decrease) in cash during the period	(65,423)	330	38,799

Cash, beginning of the period	104,222	-	-

Cash, end of the period	$38,799	$330	$38,799

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
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

Note 2 Nature and Continuance of Operations

Organization

The Company was incorporated in the state of Nevada, United States of America on July 19, 2005. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. On April 3, 2006, the Company incorporated a wholly-owned subsidiary, FRC Explorations Ltd. (a BC Corporation) (“FRC”).

Effective December 28, 2006 the Board of Directors authorized a 3 for 1 forward stock split on the common shares. The authorized number of common shares increased from 90,000,000 to 270,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

Effective December 29, 2006 the Company was part of a corporate reorganization (Note 5) and the Company changed its year end to November 30, from March 31.

On January 4, 2007 the Company changed its name to Nuance Resources Corp. (Note 5).

Note 2 Nature and Continuance of Operations - (cont’d)

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company has not commenced business operations.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $77,829 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary incorporated by the Company, FRC. All significant inter-company balances and transactions have been eliminated on consolidation.

Note 3 Additional Significant Accounting Policies - (cont’d)

Capitalization of Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred until such time as reserves are proven. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

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

Note 4 Commitment - (cont’d)

During the eight month period ended September 30, 2006, FRC incurred exploration expenditures amounting to $12,669 (CDN$14,295).

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

On January 11, 2007, the Company abandoned its interest in the property.

Note 5 Subsequent Events - Note 2

a)
By a participation agreement dated December 21, 2006, Nuance Exploration Ltd., a wholly-owned subsidiary of Nuance Resources Corp. (“Nuance”) acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta by paying CDN$95,000 (US$82,650) in costs of acquiring and interpreting the seismic data. After completion of the aforementioned payment, should a drillable anomaly be located from the results of the seismic review, the Company will earn the right to participate in the Alberta Crown Land Sale by paying 50% of the land sale costs. By participating, the Company will acquire a 50% interest in the project and will assume 50% of all costs, expenses and risks.

b)	On December 29, 2006 the Company incorporated a wholly-owned subsidiary company, Farrier Acquisition, Inc, (“Acquisition Inc.”), a Nevada Corporation.

c)
Pursuant to an Agreement of Merger and Plan of Reorganization between the Company, Farrier Acquisition Inc. (“Acquisition Inc”) and Nuance, a Nevada Corporation, on December 29, 2006, Acquisition Inc and Nuance merged and Nuance became the surviving company of the merger. All common shares outstanding of Acquisition Inc. were converted into an equal number of common shares of Nuance. Pursuant to the agreement, on December 29, 2006 the shareholders of record of Nuance exercised their right to exchange their shares on a one for one basis for shares of the Company. Since this transaction will result in the Nuance shareholders owning a majority of the issued and outstanding shares of the Company, this transaction will be accounted for as a reverse acquisition. At this time the Company changed its year end to November 30, from March 31.

d)
On January 4, 2007 the Company merged with Nuance. All common shares outstanding of Nuance will be converted into an equal number of common shares of the Company. The Company will be the surviving entity of the merger. Upon completion of the merger the Company changed its name to Nuance Resources Corp.

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

Merger Agreement

Subsequent to the reporting period, we consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Nuance Resources Corp., a privately held Nevada corporation (“Nuance”), and Farrier Acquisition, Inc. (“Acquisition Sub”), a our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction (the “Merger”), Acquisition Sub merged with and into Nuance, and Nuance became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.”

On January 4, 2007, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby we would merge with our wholly-owned subsidiary, Nuance Resources Corp., as a parent/ subsidiary merger with us as the surviving corporation. This merger, which became effective as of January 4, 2007, was completed pursuant to Section 92A.180 of the Nevada Revised Statutes. Shareholder approval to this merger was not required under Section 92A.180. Upon completion of this merger, our name was changed to "Nuance Resources Corp." and our Articles of Incorporation have been amended to reflect this name change.

We intend to carry on Nuance’s business, as described below, as our sole line of business. As a result, we are abandoning our interest in the Snipakker mineral claims. We have relocated our principal executive offices to 601-8623 Granville Street, Vancouver, B.C., Canada and our telephone number is 778-235-6658.

Plan of Operation

We are engaged in the business of identifying, evaluate, and qualify potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells.

The majority of our business will be derived from projects identified by our principals. These persons, specifically James D. Bunney and the other industry professionals Mr. Bunney is responsible to locate and hire, will be the individuals directly responsible for locating and qualifying potential projects, negotiating investments and drilling rights associated with those projects, and overseeing the work required to extract commercially viable quantities of natural gas and oil from those projects. As of the date of this filing, we have not identified any oil or natural gas wells into which we intend to invest. However, we have entered into an agreement with County Line Energy Corp. (“CLE”), which grants us the right to participate in the potential identification, purchase, and development of 2,560 acres of land in Alberta, Canada, known as the Highway 21 Prospect.

Highway 21 Prospect

On December 1, 2006, CLE entered into an agreement with BMW Energy Corp (“BMW”) to acquire its 100% ownership interest in certain reprocessed three-dimensional (“3D”) seismic data from BMW. The seismic data was originally shot in search of shallow Cretaceous Period gas. BMW plans to reprocess the data, analyzing deeper readings in their search for Devonian Period oil reserves deep beneath the surface.

The target of this new exploration program is referred to as the Nisku formation, which is noted for having large oil producing pinnacle reef formations. Historically these Nisku pinnacle reefs have been capable of producing 400-500 barrels of oil per day with reserves of 2-3 million barrels of oil in place.

The area under review consists of 2,560 acres. Two wells have been drilled previously on the property, one in 1951 and the other in 1984. These wells produced an aggregate of approximately 60,000 barrels of light crude oil. BMW’s seismic analysis will determine whether these wells were both located on the fringe of a larger reef complex. There can be no assurance that these wells will contain commercially marketable quantities of oil or natural gas.

Per CLE’s agreement with BMW, CLE paid $82,650 to BMW for the reprocessed 3D seismic data, accompanied by a complete geophysical and geological report covering the 2,560 acre prospect. If the seismic interpretation indicates further development of the property, CLE will post the primary section of land for an Alberta Land Sale. The purchased land will be held 70% by CLE and 30% by BMW.

CLE will be responsible for 100% of the costs associated with drilling a Nisku Test Well, subject to a gross overriding royalty payable to BMW of 2.5% on oil and 7.5% on natural gas. BMW’s gross overriding royalty will be convertible to a 30% working interest after CLE has recovered its costs from the 3D seismic analysis, the land sale, and the test well.

It is anticipated that two wells may be required to adequately develop this oil pool with an additional possibility of re-entering the previously drilled wells.

We have entered into a Participation Agreement with CLE, whereby we have agreed to reimburse CLE all of the costs associated with analyzing the seismic data and to split equally with CLE all of the costs associated with purchasing and developing the land should the analysis so indicate. In accordance with this agreement, Nuance Exploration Ltd. made a payment of $82,650 to CLE on December 21, 2006 resulting in its ownership of an undivided 100% ownership of such seismic data and the right to participate in the Alberta Crown Land Sale.

We will also be responsible to split equally the costs of any cash calls associated with the project. In return, we will own half of CLE’s participation in the project and be entitled to half of CLE’s profits associated with the project. As CLE will hold 70% of the land and a 70% working interest in the project (equal to 70% of the net revenues) after we reimburse CLE for all development costs, including analysis costs, we will in effect hold 35% of the land and a 35% working interest in the project.

We expect that BMW will have completed their analysis of the 3D seismic data by the end of February 2007. If their analysis of the seismic data is favorable, the group comprised of us, BMW, and CLE will call for a Province of Alberta mineral rights Land Sale to occur before the end of April 2007.

Prior to the Land Sale, we intend to apply for a symbol to be quoted for trading on the NASD Over The Counter Bulletin Board. If we are not quoted for trading prior to the Land Sale, we may be unable to raise sufficient funds through the sale of our securities to the public to purchase the property and continue operations. In the event that we are not approved for trading on the OTCBB, the amount of our participation in the Land Sale will be diminished proportionately by that amount, if any, which we were unable to advance as one half of the Land Sale costs. In the event that our participation is reduced to 5% or less, County Line will have the right to purchase our interest for approximately $8,500 ($10,000 Canadian) and we will have no further interest in the Prospect. The same dilution of interest rules apply to our participation in a Test Well. These dilution rules apply equally to both County Line and our company.

Once the mineral rights to the land are acquired, the total capital outlay for the development of the prospect will be approximately $2,000,000 over a period of approximately 15 months. We will pay one-half of those development costs, unless our participation has been reduced as described above.

In the event that the interpreted seismic data does not indicate a high probability of oil reserves, the data will be of little value, the costs associated with obtaining the data will be written off as a loss, we will not participate in the land sale, and we will seek other opportunities.

Results of Operations for the transition period ended November 30, 2006 and 2005

We did not earn any revenues from inception on July 19, 2005 through the period ending November 30, 2006.

For the two months ended November 30, 2006, we incurred operating expenses of $23,313. For the two months ended November 30, 2005, we incurred operating expenses of $58. Our operating expenses for the two months ended November 30, 2006 primarily consisted of legal fees of $7,421, accounting and audit fees of $9,808, management fees of $2,600 and mineral property exploration payments of $2,531.

Liquidity and Capital Resources

We had cash of $38,799 and working capital of $24,643 as of November 30, 2006.

We are a development stage company and have not attained profitable operations. Our working capital will allow us to fund the analysis of seismic data and possibly purchase the land represented by the data should the analysis so indicate, but we may not have funds sufficient to purchase and develop the land. In order to successfully implement our plan of operation, we will need to obtain additional financing. It is our intention to attempt to raise at least $2,000,000 through the sale of our securities over the next twelve months in order to grow the company.

Off Balance Sheet Arrangements

As of November 30, 2006, there were no off balance sheet arrangements.

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

Capitalization of Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred until such time as reserves are proven. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.
The amounts recorded as mineral leases and claims

represent costs to date and do not necessarily reflect present or future values.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Mr. Kent Kirby. Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the transition period ended November 30, 2006.

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

Nuance Resources Corp.

Date:	February 9, 2007

By: /s/ James D. Bunney James D. Bunney Title: Chief Executive Officer, Chief Financial Officer and Director