Form 10KSB
period 2006-11-30
NUANCE RESOURCES CORP.
filed 2007-02-28
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 333-134715

Nuance Resources Corp.
(Name of small business issuer in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601-8623 Granville St., Vancouver, BC, Canada	V6P 582
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (778) 235-6658

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Unavailable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
44,354,000 as of February 1, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I

Item 1. Description of Business

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

There are no known mineral reserves on the Snipakker mineral claims. Exploration of these mineral claims is required before a final determination as to their viability can be made. We commenced the initial phase of our exploration program in June 2006. Our option on this property is currently unexercised. In the event that we do not exercise our option, we will have no interest in the Snipakker mineral claims and will not be entitled to receive back any monies spent to maintain the option.

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

Under the Property Option Agreement, we will acquire an 85% interest in the Snipakker mineral claims and the optionor will hold the remaining 15% interest if we exercise our option. Ram Exploration Ltd. is the operator of the Snipakker mineral claims. The optionor is responsible for maintaining the mineral claims in good standing with the B.C. Mineral Titles Branch. Ram Exploration Ltd. (“Ram”) is owned by our consulting geologist, Mr. Carl von Einsiedel. Ram is responsible for conducting the exploration activities on the property in accordance with Mr. von Einsiedel’s Geological Report.

Merger Agreement

Subsequent to the reporting period, we consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Nuance Resources Corp., a privately held Nevada corporation (“Nuance”), and Farrier Acquisition, Inc. (“Acquisition Sub”), a our newly formed wholly-

owned Nevada subsidiary. In connection with the closing of this merger transaction (the “Merger”), Acquisition Sub merged with and into Nuance, and Nuance became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.”

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

We intend to carry on Nuance’s business as our sole line of business. As a result, we are abandoning our interest in the Snipakker mineral claims. We are now engaged in the business of identifying, qualifying, investing in, and developing natural gas and oil wells.

The majority of our business will be derived from projects identified by our principals. These persons, specifically James D. Bunney and the other industry professionals Mr. Bunney is responsible to locate and hire, will be the individuals directly responsible for locating and qualifying potential projects, negotiating investments and drilling rights associated with those projects, and overseeing the work required to extract commercially viable quantities of natural gas and oil from those projects. As of the date of this filing, we have not invested in any oil or natural gas wells. However, we have entered into an agreement with County Line Energy Corp. (“CLE”), which grants us the right to participate in the potential identification, purchase, and development of 2,560 acres of land in Alberta, Canada.

We have relocated our principal executive offices to 601-8623 Granville Street, Vancouver, B.C., Canada and our telephone number is 778-235-6658.

Strategy

Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development.

Competition

We operate in a highly competitive environment. We compete with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We currently have no issued patents, copyrights, or trademarks.

Research and Development

We did not incur any research and development costs during the period from July 19, 2005 (Date of Inception) to November 30, 2006.

Existing and Probable Governmental Regulation

Canadian Government Regulation

The natural gas and oil industry is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies of similar size.

Pricing and Marketing Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m3/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export licence from the NEB and the issue of such a licence requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas that may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Royalties and Incentives

In addition to federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of natural gas and oil production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Land Tenure

Crude natural gas and oil located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce natural gas and oil pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Natural gas and oil located in such provinces can also be privately owned and rights to explore for and produce such natural gas and oil are granted by lease on such terms and conditions as may be negotiated.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

Other than our president, Mr. Bunney, we have no significant employees.

Item 2. Description of Property

Our principal executive offices are located at 601-8623 Granville St., Vancouver, BC, V6P 582, Canada.
As we are still a development stage company, we have no other property or equipment.

During the next twelve (12) months we may purchase a 35% equity share of the land associated with the Highway 21 Prospect as described above.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the year ended November 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

No Public Market for Common Stock. There is presently no public market for our common stock. In order to be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. We have contacted an authorized Over-The-Counter Bulletin Board market maker for sponsorship of our securities on the Over-The-Counter Bulletin Board. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of he rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of February 1, 2007, we had approximately 49 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

We issued 5,000,000 shares of common stock on December 12, 2005 to Mr. Kent Kirby, our former president, chief financial officer and sole director. Mr. Kirby acquired these shares at a price of $0.01 per share. We received $50,000 from these issuances. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

We completed an offering of 2,100,000 shares of our common stock at a price of $0.025 per share to a total of seven purchasers on January 20, 2006. The identity of these seven purchasers is included in the selling shareholder table set forth above. The total amount we received from this offering was $52,500. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter. We did pay a commission of $4,200 in connection with the issuance of these securities. No registration rights were granted to any of the purchasers.

We completed an offering of 9,000 shares of our common stock at a price of $0.25 per share to a total of twenty seven purchasers on March 31, 2006. The identity of these twenty seven purchasers is included in the selling shareholder table set forth above. The total amount we received from this offering was $2,250. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter. We did pay a commission of $150 in connection with the issuance of these securities. No registration rights were granted to any of the purchasers.

We issued 9,000 shares of our common stock at a price of $0.25 per share to a total of three purchasers on April 7, 2006. The identity of these three purchasers is included in the selling shareholder table set forth above. The total amount we received from this offering was $2,250. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter. We did pay a commission of $120 in connection with the issuance of these securities. No registration rights were granted to any of the purchasers.

Subsequent to the reporting period in connection with the Merger, each share of Nuance’s issued and outstanding common stock immediately prior to the closing of the Merger was converted into the right to receive one share of our common stock. 23,000,000 shares of our common stock were issued to the former holders of common stock of Nuance on December 29, 2006 in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

No securities have been authorized for issuance under an equity compensation plan as of November 30, 2006.

Item 6. Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We are engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells.

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

Results of Operations for the Period Ended November 30, 2006

We have not earned any revenues from inception on July 19, 2005 through the year ending November 30, 2006.

For the eight month period beginning April 1, 2006 and ended November 30, 2006, we incurred Operating Expenses of $73,203. The primary components of our Operating Expenses were Accounting and Audit Fees of $23,361, legal Fees of $21,760, Mineral Property Exploration Payments of $12,669, and Management Fees of $9,750. For the approximately eight month period from July 19, 2005 (Date of Inception) to March 31, 2006, we incurred Operating Expenses of $4,626, which consisted mostly of Accounting and Audit Fees of $5,084 and Legal Fees of $2,493 (but were offset somewhat by a Foreign Exchange Gain of $3,506).

Our net loss for the eight month period ended November 30, 2006 was $73,203. Our net loss for the period from July 19, 2005 (Date of Inception) to March 31, 2006 was $4,626.

Assets, Liabilities and Stockholders Deficit

As of November 30, 2006, we had total current assets of $38,799, all of which consisted of Cash. Our current liabilities as of November 30, 2006 were $$14,156. Thus our working capital was $24,643.

We had no long term assets or liabilities as of November 30, 2006.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of November 30, 2006, our accumulated deficit was $77,829. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and obtain profitable operations.

These factors, among others, raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition

Principles of Consolidation

These consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, FRC. All significant inter-company balances and transactions have been eliminated on consolidation.

Exploration Stage Company

We comply with the Statement of Financial Accounting Standards (“FAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and The Securities and Exchange Commission Act Guide 7 for its characterization of us as exploration stage

Capitalization of Mineral Claim Costs

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

Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

We report basic loss per share in accordance with FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon our net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

Our functional currency is the Canadian dollar as substantially all of our operations are in Canada. We use the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the FAS No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheet as of November 30, 2006 and March 31, 2006;

F-3
Consolidated Statements of Operations for the eight months ended November 30, 2006, for the period from July 19, 2005 (Date of Inception) to March 31, 2006, and for the period from July 19, 2005 (Date of
Inception) to November 30, 2006;

F-4
Consolidated Statements of Cash Flows for the eight months ended November 30, 2006, for the period from July 19, 2005 (Date of Inception) to March 31, 2006 and for the period from July 19, 2005 (Date of Inception) to November 30, 2006

F-5	Statement of Stockholders’ Equity for the period from July 19, 2005 (Date of Inception) to November 30, 2006;

F-6	Notes to Consolidated Financial Statements

NUANCE RESOURCES CORP.

(formerly Farrier Resources Corp)

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Nuance Resources Corp.
(formerly Farrier Resources Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Nuance Resources Corp. (formerly Farrier Resources Corp.) (An Exploration Stage Company) and its subsidiary as of November 30, 2006 and March 31, 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity for the eight months ended November 30, 2006, for the period July 19, 2005 (Date of Inception) to March 31, 2006 and the period July 19, 2005 (Date of Inception) to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Resources Corp. and its subsidiary as of November 30, 2006 and March 31, 2006 and the results of their operations and their cash flows for the eight months ended November 30, 2006, for the period July 19, 2005 (Date of Inception) to March 31, 2006 and the period from July 19, 2005 (Date of Inception) to November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has working capital which may not be sufficient to sustain operations over the next year and is yet to attain profitable operations, both of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
February 21, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL:	amishan@telus.net

NUANCE RESOURCES CORP.
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2006 and March 31, 2006
(Stated in US Dollars)

ASSETS	November 30, 2006	March 31, 2006

Current
Cash	$38,799	$104,222

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,156	$6,306
Due to related party - Note 3	-	2,142

	14,156	8,448

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000shares authorized, none outstanding
Common stock, $0.001 par value - Notes 1 and 4
270,000,000 shares authorized (March 31, 2006 - 90,000,000 shares authorized)
21,354,000 shares outstanding (March 31, 2006 - 21,327,000 shares outstanding)	7,118	7,109
Additional paid-in capital	95,412	93,291
Accumulated other comprehensive loss	(58)	-
Deficit accumulated during the exploration stage	(77,829)	(4,626)

	24,643	95,774

	$38,799	$104,222

Nature and Continuance of Operations - Note 1
Subsequent Events - Notes 1 and 7

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the eight months ended November 30, 2006,
for the period from July 19, 2005 (Date of Inception) to March 31, 2006 and for the period from July 19, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

	Eight Months Ended November 30, 2006	July 19, 2005 (Date of Inception) to March 31, 2006	July 19, 2005 (Date of Inception) to November 30, 2006

Expenses
Accounting and audit fees	$23,361	$5,084	$28,445
Bank charges and interest	200	87	287
Foreign exchange gain	(55)	(3,506)	(3,561)
Legal fees	21,760	2,493	24,253
Office expenses	2,009	48	2,057
Management fees	9,750	-	9,750
Mineral property option payments - Note 6	2,274	-	2,274
Mineral property exploration payments - Note 6	12,669	-	12,669
Transfer and filing fees	1,235	420	1,655

Net loss for the period	(73,203)	(4,626)	(77,829)

Other comprehensive loss
Foreign currency translation adjustment	(58)	-	(58)

Comprehensive loss	$(73,261)	$(4,626)	$(77,887)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	21,353,225	1,736,220

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the eight months ended November 30, 2006,
for the period from July 19, 2005 (Date of Inception) to March 31, 2006 and for the period from July 19, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

	Eight Months Ended November 30, 2006	July 19, 2005 (Date of Inception) to March 31, 2006	July 19, 2005 (Date of Inception) to November 30, 2006

Cash Flows used in Operating Activities
Net loss for the period	$(73,203)	$(4,626)	$(77,829)
Change in non-cash working capital item related to operations:
Accounts payable and accrued liabilities	7,850	6,306	14,156

Net cash provided by (used in) operating activities	(65,353)	1,680	(63,673)

Cash Flows from Financing Activities
Capital stock issued	2,130	100,400	102,530
Increase (decrease) in due to related party	(2,142)	2,142	-

Net cash provided by (used in) financing activities	(12)	102,542	102,530

Effect of foreign currency on cash	(58)	-	(58)

Increase (decrease) in cash during the period	(65,423)	104,222	38,799

Cash, beginning of the period	104,222	-	-

Cash, end of the period	$38,799	$104,222	$38,799

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period July 19, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

	Note 1 Common Shares		Additional Paid-in	Accumulated Comprehensive	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Income/(Loss)	Stage	Total

Capital stock issued for cash - at $0.00333	15,000,000	$5,000	$45,000	$-	$-	$50,000
- at $0.08333	6,300,000	2,100	50,400	-	-	52,500
- at $0.08333	27,000	9	2,241	-	-	2,250
Less: commissions	-	-	(4,350)	-	-	(4,350)
Net loss for the period	-	-	-	-	(4,626)	(4,626)

Balance as at March 31, 2006	21,327,000	7,109	93,291	-	(4,626)	95,774
Capital stock issued for cash- at $0.08333	27,000	9	2,241	-	-	2,250
Less: commissions	-	-	(120)	-	-	(120)
Foreign currency translation adjustment	-	-	-	(58)	-	(58)
Net loss for the period	-	-	-	-	(73,203)	(73,203)

Balance as at November 30, 2006	21,354,000	$7,118	$95,412	$(58)	$(77,829)	$24,643

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(formerly Farrier Resources Corp)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
(Stated in US Dollars)

Note 1            Nature and Continuance of Operations

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

Effective December 29, 2006 the Company was part of a corporate reorganization (Note 7c) and the Company changed its year end to November 30, from March 31.

On January 4, 2007 the Company changed its name to Nuance Resources Corp. (Note 7d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $77,829 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2            Summary of Significant Accounting Policies

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

Exploration Stage Company

The Company complies with the Statement of Financial Accounting Standards (“FAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as exploration stage

Capitalization of Mineral Claim Costs

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

Note 2            Summary of Significant Accounting Policies - (Cont’d)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the FAS No. 52 “Foreign Currency Translation”.

Note 2            Summary of Significant Accounting Policies - (Cont’d)

Foreign Currency Translation - (cont’d)

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

Note 3            Related Party Transactions - Note 4

The amount due to related party was due to the Company’s president/director and was unsecured, non-interest bearing and has no specific terms for repayment.

Note 4            Capital Stock - Note 1

During the period ended March 31, 2006, the Company issued to its president 15,000,000 shares at $0.00333 for total proceeds of $50,000.

Note 5             Deferred Tax Assets

At November 30, 2006, the Company has incurred accumulated non-capital losses totalling approximately $61,936 which is available to reduce taxable income in future taxation years. These losses expire beginning in 2026. In addition, the Company has Canadian resource related expenditures totalling approximately $14,900 which can be carried forward indefinitely to offset future Canadian taxable income.

Note 5            Deferred Tax Assets - (cont’d)

The following table summarizes the significant components of the Company’s deferred tax assets:

	November 30, 2006	March 31, 2006

Deferred Tax Assets
Net operating loss carryforward	$15,586	$694
Less valuation allowance	(15,586)	(694)

$-		$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6             Mineral Property Option Agreement

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

ii)
Aggregate exploration expenditures of CDN$12,000 on or before June 30, 2007, CDN$24,000 in aggregate on or before June 30, 2008; CDN$160,000 in aggregate on or before June 30, 2009; and CDN$450,000 in aggregate on or before June 30, 2010.

During the eight month period ended November 30, 2006, FRC incurred exploration expenditures amounting to $12,669 (CDN$14,295).

Note 6            Mineral Property Option Agreement- (cont’d)

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

On January 11, 2007, the Company abandoned its interest in the property.

Note 7            Subsequent Events

a)
By a participation agreement dated December 21, 2006, Nuance Exploration Ltd., a wholly-owned subsidiary of Nuance Resources Corp. (“Nuance”), incorporated by Nuance on November 20, 2006 under the Business Corporations Act of British Columbia, acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta by paying CDN$95,000 (US$82,650) in costs of acquiring and interpreting the seismic data. After completion of the aforementioned payment, should a drillable anomaly be located from the results of the seismic review, the Company will earn the right to participate in the Alberta Crown Land Sale by paying 50% of the land sale costs. By participating, the Company will acquire a 50% interest in the project and will assume 50% of all costs, expenses and risks.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers are appointed by our board of directors and hold office until removed by the board. The following table sets forth the names of our executive officers, their ages, and present positions.

Name	Position	Age
James D. Bunney	President Chief Executive Officer Director	71

James D. Bunney is our Chief Executive Officer, Chief Financial Officer, President And Director as of December 29, 2006. He has acted as a Corporate Finance and Investor Relations consultant since 2000. Prior to that, he was the Vice President, Director and CFO of Pemberton Energy Ltd. Mr. Bunney has also previously served in senior management positions with both Texas T Resources Ltd. and Priority Ventures Ltd.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Significant Employees

We do not have any significant employees other than our President, CEO and sole Director, James D. Bunney. All other persons providing services to us are not employees.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending November 30, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for year ended November 30, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended November 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended November 30, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kent Kirby Former CEO, CFO, and Director	0	0	0

Code of Ethics Disclosure

As of November 30, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we commence operations.

Item 10. Executive Compensation

Our sole officer, receives no salary, bonuses, or other compensation for his services. The table below summarizes all compensation awarded to, earned by, or paid to our current and former executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Kent Kirby	Former CEO, CFO and Director	2006 2005 2004	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a

Compensation to Directors

Our sole director, receives no salary, bonuses, or other compensation for his services.

Summary of Options Grants

We have not granted any stock options to our executive officers or employees during the year ended November 30, 2006. We have not granted any stock options to our executive officers or employees since November 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 1, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	James D. Bunney 203-3808 35 Ave. Vernon, B.C. V1T 2T9 Canada	14,000,000	31.56% [1]
Total of all directors and executive officers		14,000,000	31.56%
Common	Kent Kirby Former Director, President and CFO 305-3495 Cambie Street Vancouver, B.C, V5Z 3W6 Canada	4,000,000	9.01%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

1.	The percent of class is based on 44,354,000 shares of common stock issued and outstanding as of February 1, 2007.

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect the Company.

Item 13. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 29, 2006, by and among Farrier Resources Corp., Farrier Acquisition, Inc. and Nuance Resources Corp. (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	By-laws, as amended (2)
10.1	Participation Agreement between County Line Energy Corp. and Nuance Exploration Ltd. (1)
10.2	Dilution Agreement between Nuance Exploration Ltd. and County Line Energy Corp. (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to current report on Form 8-K filed on January 4, 2007
(2)	Incorporated by reference to the Registration Statement on Form SB-2 filed on June 5, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements during April 1, 2006 to November 30, 2006 were $14,167 and during July 19, 2005 to March 31, 2006 were $3,500.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 for the period from July 19, 2005 (date of inception) to November 30, 2006.

All Other Fees

Our auditors did not bill any fees for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the period from July 19, 2005 (date of inception) to November 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuance Resources Corp.
By:	/s/ James D. Bunney
James D. Bunney President Chief Executive Officer Chief Financial Officer Director February 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ James D. Bunney
James D. Bunney President Chief Executive Officer Chief Financial Officer Director February 28, 2007