Form 10QSB
period 2007-02-28
NUANCE RESOURCES CORP.
filed 2007-04-16
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-134715

Nuance Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601-8623 Granville St., Vancouver, B.C., Canada V6P 582
(Address of principal executive offices)

(778) 235-6658
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,594,000 common shares as of April 6, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheets as of February 28, 2007 and November 30, 2006 (unaudited);
F-2	Interim Consolidated Statements of Operations for the three month period ended February 28, 2007 and for the period November 1, 2006, (Date of Inception) to February 28, 2007 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the three months ended February 28, 2007 and for the period November 1, 2006, (Date of Inception) to February 28, 2007 (unaudited);
F-4	Interim Statement of Stockholders’ Equity for the period November 1, 2006 (Date of Inception) to February 28, 2007 (unaudited); and
F-5	Notes to Interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2007 and November 30, 2006
(Stated in US Dollars)
(Unaudited)

ASSETS	February 28, 2007	November 30, 2006

Current
Cash	$18,608	$116,724
Prepaid expenses	-	5,500

	18,608	122,224
Oil and gas property - Note 5	82,650	-

	$101,258	$122,224

LIABILITIES

Current
Accounts payable and accrued liabilities	$40,634	$19,150
Due to related party - Notes 6	5,018	5,018

	45,652	24,168

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000shares authorized, none outstanding
Common stock, $0.001 par value - Notes 7 and 9 270,000,000 shares authorized 44,354,000 shares issued (November 30, 2006, - 23,000,000shares issued)	20,296	23,000
Additional paid in capital	84,000	84,000
Deficit accumulated during the development stage	(48,690)	(8,944)
	55,606	98,056
	$101,258	$122,224

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended February 28, 2007 and
for the period November 1, 2006, (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended February 28, 2007	November 1, 2006 (Date of Inception) to February 28, 2007

Expenses
Accounting and audit fees	$7,053	$17,053
Bank charges	225	244
Foreign exchange gain	-	(4,725)
Legal fees	17,607	21,257
Office expenses	362	362
Transfer and filing fees	13,661	13,661
Travel	838	838

Net loss for the period	$(39,746)	$(48,690)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	37,473,267

Comparative results for the three month period ended February 28, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended February 28, 2007 and
for the period November 1, 2006, (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)
	Three Months Ended February 28, 2007	November 1, 2006 (date of Inception) to February 28, 2007

Cash Flows used in Operating Activities
Net loss for the period	$(39,746)	$(48,690)
Changes in non-cash working capital items related to operations:
Prepaid expenses	5,500	-
Accounts payable and accrued liabilities	(18,278)	872

Net cash used in operating activities	(52,524)	(47,818)

Cash Flows from Investing Activities
Acquisition of oil and gas property	(82,650)	(82,650)
Cash acquired on reverse acquisition	37,058	37,058

Net cash used in investing activity	(45,592)	(45,592)

Cash Flows from Financing Activities
Capital stock issued	-	107,000
Due to related party	-	5,018

Net cash provided by financing activities	-	112,018

Increase (decrease) in cash during the period	(98,116)	18,608

Cash, beginning of the period	116,724	-

Cash, end of the period	$18,608	$18,608

Comparative results for the three month period ended February 28, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period November 1, 2006 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)
	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Loss	Stage	Total

Capital stock issued for cash- at $0.005	23,000,000	$23,000	$92,000	-	$-	$115,000
Less: commissions	-	-	(8,000)	-	-	(8,000)
Net loss for the period	-	-	-	-	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	-	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization
Exchange of shares: - Acquisition Inc.	100	-	-	-	-	-
- Nuance Resources Corp.	(23,000,100)	-	-	-	-	-
- Outstanding common shares of the Company prior to merger	21,354,000	-	-	-	-	-
Shares issued to acquire Nuance Resources Corp.	23,000,000	(2,704)	-	-	-	(2,704)
Net loss for the period	-	-	-	-	(39,746)	(39,746)

Balance February 28, 2007	44,354,000	$20,296	$84,000	$-	$(48,690)	$55,606

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2006, has been omitted. The results of operations for the three-month period ended February 28, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the state of Nevada, United States of America on November 1, 2006. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company’s year end is November 30.

Effective December 28, 2006 the Board of Directors authorized a 3 for 1 forward stock split on the common shares. The authorized number of common shares increased from 90,000,000 to 270,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 2	Nature and Continuance of Operations - (cont’d)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $48,690 since its inception, has a working capital deficiency of $27,044 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the newly merged Company (Note 4) and its wholly-owned subsidiaries, FRC Exploration Ltd. (a BC Corporation) (“FRC”) and Nuance Exploration Ltd. (a BC Corporation) (“NEL”). All significant inter-company balances and transactions have been eliminated.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 3	Additional Significant Accounting Policies - (cont’d)

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i) completion of a feasibility study; or
ii) the Company’s commitments to a plan of action based on the then know facts.

There have been no environmental expenses incurred by the Company.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 3	Additional Significant Accounting Policies - (cont’d)

Oil and Gas Properties - (cont’d)

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Note 4	Business Acquisition

Pursuant to an Agreement of Merger and Plan of Reorganization between the Company, Farrier Acquisition Inc. (“Acquisition Inc”), a Nevada Corporation, and a wholly-owned subsidiary of the Company incorporated for the sole purpose of the merger transaction, and Nuance Resources Corp, (“Nuance”) a Nevada Corporation, on December 29, 2006, Acquisition Inc and Nuance merged and Nuance became the surviving company of the merger. All common shares outstanding of Acquisition Inc. were converted into an equal number of common shares of Nuance. Pursuant to the agreement, on December 29, 2006 the shareholders of record of Nuance exercised their right to exchange their shares on a one for one basis for shares of the Company.

Since this transaction resulted in the shareholders of Nuance owning a majority of the issued and outstanding shares of the Company, the transaction is accounted for using the purchase method of accounting as a reverse acquisition, and the consolidated financial statements are a continuation of the operations of Nuance, and not of the Company. The operations of the Company are included in the consolidated statement of operations from December 29, 2006, the effective date of the acquisition.

On January 4, 2007 the Company merged with Nuance. All common shares outstanding of Nuance were converted into an equal number of common shares of the Company. The surviving entity of the merger was the Company.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 4	Business Acquisition - (cont’d)

On December 29, 2006, the fair value of the acquired net liabilities of the Company were as follows:

Cash	$37,058
Accounts payable	(39,762)

Net liabilities	$(2,704)

The consolidated statement of operations for the three months ended February 28, 2007 does not include the result of consolidated operations of the Company from December 1, 2006 to December 29, 2006 as follows:

For the period December 1, 2006 to December 29, 2006

Accounting and audit fees	$3,967
Legal fees	22,302
Office expenses	442
Management fees	650

Net loss for the period	$27,361

Note 5	Oil and Gas Property

By a participation agreement dated December 21, 2006, NEL acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta by paying CDN$95,000 (US$82,650) in costs of acquiring and interpreting the seismic data. After evaluation of a seismic data should a drillable anomaly be located, the Company will earn the right to participate in the Alberta Crown Land Sale by paying 50% of the land sale costs. By participating, the Company will acquire a 50% interest in the project and will assume 50% of all costs, expenses and risks.

Note 6	Related Party Transactions

The amount due to related party is due to the Company’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 7	Capital Stock - Note 9

During the period ended November 30, 2006, the Company issued to its director 3,000,000 common shares at $0.005 for total proceeds of $15,000.

On April 5, 2007, the Company issued 240,000 common shares at $0.25 per share for total proceeds of $60,000 pursuant to a private placement.

Note 8	Mineral Property Agreement

On May 24, 2006, FRC entered into a property option agreement whereby FRC was granted an option to earn up to an 85% interest in 50 full and 9 fractional mineral claims located in the Eskay Creek Area, Northwestern British Columbia. Consideration for the option is cash payments totalling CDN$100,000 (CDN$2,500 paid) and exploration expenditures of CDN$450,000 (CDN$14,295 paid)

On January 11, 2007, the Company abandoned its interest in the property.

Note 9	Subsequent Event

On March 26, 2007, the Company approved a private placement offering of up to an aggregate of 400,000 common shares at $0.25 per share. The Company has received subscriptions for 240,000 common shares for proceeds of $60,000.

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

Business Development

We were incorporated on July 19, 2005 under the laws of the state of Nevada. Prior to December 29, 2006, our business plan was focused on proceeding with the exploration of the Snippaker mineral claims to determine whether there are commercially exploitable mineral reserves.

On or about December 29, 2006, our management was presented with a business opportunity by the management of a private company named Nuance Resources, Corp. (“Nuance”) that upon evaluation proved more interesting than our previous business plan. As a result, our management suspended its efforts in relation to the exploration of the Snippaker mineral claims and entered into negotiations with Nuance. After conducting our due diligence and concluding negotiations it was determined that a reverse acquisition of Nuance potentially contains greater benefits for the company than the unproven Snippaker mineral claims. In order to pursue this new business opportunity, we terminated our exploration activities and entered into negotiations for an Agreement of Merger and Plan of Reorganization.

We consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Nuance and Farrier Acquisition, Inc. (“Acquisition Sub”), a our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction (the “Merger”), Acquisition Sub merged with and into Nuance, and Nuance became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.” In accordance with the Merger Agreement, the stockholders of Nuance received the right to receive one share of our common stock for each issued and outstanding share of Nuance’s common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of Nuance, the former stockholders of Nuance received 23,000,000 shares of our common stock, which represents approximately 51.86% of our outstanding common stock following the Merger

On January 4, 2007, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby we would merge with our wholly-owned subsidiary, Nuance Resources Corp., as a parent/ subsidiary merger with us as the surviving corporation. This merger, which became effective as of January 4, 2007, was completed pursuant to Section 92A.180 of the Nevada Revised Statutes. Shareholder approval to this merger was not required under Section 92A.180. Upon completion of this merger, our name was changed to "Nuance Resources Corp." and our Articles of Incorporation have been amended to reflect this name change.

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

BMW has conducted their analysis of the 3D seismic data and we anticipate that the results of this analysis will be available by the end of May 2007. If their analysis of the seismic data is favorable, the group comprised of us, BMW, and CLE will call for a Province of Alberta mineral rights Land Sale to occur approximately 60 days after the call date.

An application for a symbol to be quoted for trading on the NASD Over The Counter Bulletin Board has been submitted. If we are not quoted for trading prior to the Land Sale, we may be unable to raise sufficient funds through the sale of our securities to the public to purchase the property and continue operations. In the event that we are not approved for trading on the OTCBB, the amount of our participation in the Land Sale will be diminished proportionately by that amount, if any, which we were unable to advance as one half of the Land Sale costs. In the event that our participation is reduced to 5% or less, County Line will have the right to purchase our interest for approximately $8,500 ($10,000 Canadian) and we will have no further interest in the Prospect. The same dilution of interest rules apply to our participation in a Test Well. These dilution rules apply equally to both County Line and our company.

Once the rights to the land are acquired, the total capital outlay for the development of the prospect will be approximately $2,000,000 over a period of approximately 15 months. We will pay one-half of those development costs, unless our participation has been reduced as described above.

In the event that the interpreted seismic data does not indicate a high probability of oil reserves, the data will be of little value, the costs associated with obtaining the data will be written off as a loss, we will not participate in the land sale, and we will seek other opportunities.

Results of Operations for the three months ended February 28, 2007 and 2006

We have not earned any revenues from our inception through the period ending February 28, 2007.

For the three months ended February 28, 2007, we incurred Operating Expenses of $39,746. The primary components of our Operating Expenses were Accounting and Audit Fees of $7,053, legal Fees of $17,607, and Transfer and Filing Fees of $13,661. For the period of November 1, 2006, date of inception, to February 28, 2007, we incurred Operating Expenses of $48,690. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $17,053, legal Fees of $21,257, and Transfer and Filing Fees of $13,661.

 Our net loss for the three months ended February 28, 2007 was $39,746.  Our net loss for the period of November 1, 2006, date of inception, to February 28, 2007 was $48,690.

Liquidity and Capital Resources

We had cash of $18,608 and a working capital deficit of $27,044 as of February 28, 2007.

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

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

Going Concern

At February 28, 2007, we had not yet achieved profitable operations, had accumulated losses of $48,690 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Recently Issued Accounting Pronouncements

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on our financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. James D. Bunney. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued securities without registration under the Securities Act during the three months ended February 28, 2007 which were not previously included in a Current Report on Form 8-K.

On April 5, 2007, we completed a private equity offering of 240,000 shares of our common stock at $0.25 per share to two investors. The gross proceeds we received from this offering were $60,000.  We completed this offering pursuant to Regulation S of the Securities Act.  Each investor represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 29, 2006, by and among Farrier Resources Corp., Farrier Acquisition, Inc. and Nuance Resources Corp. (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	By-Laws (2)
10.1	Participation Agreement between County Line Energy Corp. and Nuance Exploration Ltd. (1)
10.2	Dilution Agreement between Nuance Exploration Ltd. and County Line Energy Corp. (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to current report on Form 8-K filed on January 4, 2007
2.	Previously filed as an exhibit to the Registration Statement filed on Form SB-2 on June 5, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuance Resources Corp.

Date:	April 16, 2007

By: /s/ James D. Bunney James D. Bunney Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director