Form 10QSB
period 2007-05-31
NUANCE RESOURCES CORP.
filed 2007-07-16
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,594,000 common shares as of June 29, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheets as of May 31, 2007 and November 30, 2006 (unaudited);
F-2	Interim Consolidated Statements of Operations for the three and six month period ended May 31, 2007 and for the period November 1, 2006, (Date of Inception) to May 31, 2007 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the six months ended May 31, 2007 and for the period November 1, 2006, (Date of Inception) to May 31, 2007 (unaudited);
F-4	Interim Statement of Stockholders’ Equity for the period November 1, 2006 (Date of Inception) to May 31, 2007 (unaudited); and
F-5	Notes to Interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2007 and November 30, 2006
(Stated in US Dollars)
(Unaudited)

ASSETS	May 31, 2007	November 30 2006
Current
Cash	$29,495	$116,724
Prepaid expenses	-	5,500

	29,495	122,224
Oil and gas property - Note 5	82,650	-

	$112,145	$122,224
LIABILITIES
Current
Accounts payable and accrued liabilities	$19,257	$19,150
Due to related party - Notes 6	5,018	5,018

	24,275	24,168
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 7
270,000,000 shares authorized
44,594,000 shares issued (November 30, 2006, - 23,000,000shares issued)	44,594	23,000
Additional paid in capital	119,702	84,000
Accumulated other comprehensive loss	(47)	-
Deficit accumulated during the development stage	(76,379)	(8,944)
	87,870	98,056
	$112,145	$122,224

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended May 31, 2007 and
for the period November 1, 2006 (Date of Inception) to May 31, 2007
(Stated in US Dollars)
(Unaudited)

	Six Months Ended May 31, 2007	Three Months Ended May 31, 2007	November 1, 2006 (Date of Inception) to May 31, 2007

Expenses
Accounting and audit fees	$16,429	$9,376	$26,429
Bank charges	308	83	327
Foreign exchange gain	-	-	(4,725)
Legal fees	35,537	17,930	39,187
Office expenses	362	-	362
Transfer and filing fees	13,961	300	13,961
Travel	838	-	838

Net loss for the period	$(67,435)	$(27,689)	$(76,379)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	41,025,286	44,500,087

Comparative results for the six month period and three month period ended May 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month period ended May 31, 2007 and
for the period November 1, 2006 (Date of Inception) to May 31, 2007
(Stated in US Dollars)
(Unaudited)

	Six Months Ended May 31, 2007	November 1, 2006 (Date of Inception) to May 31, 2007

Cash Flows used in Operating Activities
Net loss for the period	$(67,529)	$(76,379)
Changes in non-cash working capital items related to operations:
Prepaid expenses	5,500	-
Accounts payable and accrued liabilities	(39,608)	(20,552)

Net cash used in operating activities	(101,637)	(96,931)

Cash Flows from Investing Activities
Acquisition of oil and gas property	(82,650)	(82,650)
Cash acquired on reverse acquisition	37,058	37,058

Net cash used in investing activity	(45,592)	(45,592)

Cash Flows from Financing Activities
Capital stock issued	60,000	167,000
Due to related party	-	5,018

Net cash provided by financing activities	60,000	172,018

Increase (decrease) in cash during the period	(87,229)	29,495

Cash, beginning of the period	116,724	-

Cash, end of the period	$29,495	$29,495

Comparative results for the six month period ended May 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period November 1, 2006 (Date of Inception) to May 31, 2007
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Loss	Stage	Total

Capital stock issued for cash- at $0.005	23,000,000	$23,000	$92,000	-	$-	$115,000
Less: commissions	-	-	(8,000)	-	-	(8,000)
Net loss for the period	-	-	-	-	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	-	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization
- Outstanding common shares of the Company prior to merger	21,354,000	21,354	(24,058)	-	-	(2,704)
Capital stock issued for cash- at $0.25	240,000	240	59,760	-	-	60,000
Foreign exchange translation loss	-	-	-	(47)	-	(47)
Net loss for the period	-	-	-	-	(67,435)	(67,435)

Balance, May 31, 2007	44,594,000	$44,594	$119,702	$(47)	$(76,379)	$87,870

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2006, has been omitted. The results of operations for the six-month period ended May 31, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $76,379 since its inception, has working capital of $5,220 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 4	Reverse Merger and Recapitalization

Pursuant to an Agreement of Merger and Plan of Reorganization between Nuance Resources Corp. (formerly Farrier Resources Corp.), (“Farrier”), Farrier Acquisition Inc. (“Acquisition Inc”), a Nevada Corporation, and a wholly-owned subsidiary of Farrier incorporated for the sole purpose of the merger transactions, and Nuance Resources Corp (“Nuance”), a Nevada Corporation, on December 29, 2006, Acquisition Inc and Nuance merged and Nuance became the surviving company of the merger. All common shares outstanding of Acquisition Inc. were converted into an equal number of common shares of Nuance. Pursuant to the agreement, on December 29, 2006 the shareholders of record of Nuance exercised their right to exchange their shares on a one for one basis for shares of Farrier.

Since this transaction resulted in the shareholders of Nuance owning a majority of the issued and outstanding shares of the Company, the transaction is accounted for as a reverse merger recapitalization and the consolidated financial statements are a continuation of the operations of Nuance, and not of Farrier. The operations of Farrier are included in the consolidated statement of operations from December 29, 2006, the effective date of the acquisition.

Note 4	Business Acquisition - (cont’d)

On January 4, 2007 Farrier merged with Nuance. All common shares outstanding of Nuance were converted into an equal number of common shares of Farrier. The surviving entity of the merger was Farrier. Immediately thereafter Farrier changed its name to Nuance Resources Corp.
On December 29, 2006, the fair value of the acquired net liabilities of the Company were as follows:
Cash	$37,058
Accounts payable	(39,762)

Net liabilities	$(2,704)

The consolidated statement of operations for the six months ended May 31, 2007 does not include the result of consolidated operations of the Company from December 1, 2006 to December 29, 2006 as follows:

For the period December 1, 2006 to December 29, 2006

Accounting and audit fees	$3,967
Legal fees	22,302
Office expenses	442
Management fees	650

Net loss for the period	$27,361

Note 5	Oil and Gas Property

By a participation agreement dated December 21, 2006, NEL acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta by paying CDN$95,000 (US$82,650) in costs of acquiring and interpreting the seismic data. After evaluation of a seismic data should a drillable anomaly be located, the Company will earn the right to participate in the Alberta Crown Land Sale by paying 50% of the land sale costs. By participating, the Company will acquire a 35% (50% of the grantor’s interest) interest in the project and will assume 50% of all costs, expenses and risks.

Note 6	Related Party Transactions

The amount due to related party is due to the Company’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 7	Capital Stock

During the period ended November 30, 2006, the Company issued 23,000,000 common shares at 0.005 for total proceeds of $115,000. Included in this issuance is 3,000,000 common shares subscribed for by a director of the Company.
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

We consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Nuance and Farrier Acquisition, Inc. (“Acquisition Sub”), a our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction (the “Merger”), Acquisition Sub merged with and into Nuance, and Nuance became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.” In accordance with the Merger Agreement, the stockholders of Nuance received the right to receive one share of our common stock for each issued and outstanding share of Nuance’s common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of Nuance, the former stockholders of Nuance received 23,000,000 shares of our common stock, which represents approximately 51.86% of our outstanding common stock following the Merger.

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

We are now engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells.

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

On December 1, 2006, CLE entered into an agreement with BMW Energy Corp (“BMW”) to acquire certain reprocessed three-dimensional seismic data from BMW. The seismic data was originally shot in search of shallow Cretaceous Period gas. BMW plans to reprocess the data, analyzing deeper readings in their search for Devonian Period oil reserves deep beneath the surface. Per the agreement, CLE and BMW will purchase and develop the land together should the analysis of seismic data indicate that oil reserves exist beneath the surface.

We have entered into a Participation Agreement with CLE, whereby we have agreed pay CLE the costs associated with analyzing the seismic data and split with CLE the costs associated with purchasing and developing the land should the analysis so indicate. We will also be responsible to split equally the costs of any cash calls associated with the project. In return, we will own half of CLE’s participation in the project and be entitled to half of CLE’s profits associated with the project.

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

We entered into a Participation Agreement with CLE on December 21, 2006, whereby we have agreed to reimburse CLE all of the costs associated with analyzing the seismic data and to split equally with CLE all of the costs associated with purchasing and developing the land should the analysis so indicate. In accordance with this agreement, Nuance Exploration Ltd. made a payment of $82,650 to CLE on December 21, 2006 resulting in its ownership of an undivided 100% ownership of such seismic data and the right to participate in the Alberta Crown Land Sale. Prior to executing this Participation Agreement, our principal and a director of CLE had a preexisting relationship as business acquaintances and neither our principal or CLE had any preexisting relationship with BMW.

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

BMW has conducted their analysis of the 3D seismic data and we anticipate that the results of this analysis will be available by the end of September 2007. If their analysis of the seismic data is favorable, the group comprised of us, BMW, and CLE will call for a Province of Alberta mineral rights Land Sale to occur approximately 60 days after the call date.

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

Results of Operations for the three months ended May 31, 2007 and 2006

We have not earned any revenues from inception on July 19, 2005 through the period ending May 31, 2007.

For the three months ended May 31, 2007, we incurred Operating Expenses of $27,689. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $9,376 and legal Fees of $17,930. For the six months ended May 31, 2007, we incurred Operating Expenses of $67,435. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $16,429, legal Fees of $35,537, and Transfer and Filing Fees of $13,961. For the period of November 1, 2006, date of inception, to May 31, 2007, we incurred Operating Expenses of $76,379. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $26,429, legal Fees of $39,187, and Transfer and Filing Fees of $13,961.

 Our net loss for the three months ended May 31, 2007 was $27,689 and $67,435 for the six months ended May 31, 2007.  Our net loss for the period of November 1, 2006, date of inception, to May 31, 2007 was $76,379.

Liquidity and Capital Resources

As of May 31, 2007, we had total current assets of $29,495, all of which consisted of Cash. Our current liabilities as of May 31, 2007 were $24,275. Thus our working capital was $5,220.

We had no long term liabilities as of May 31, 2007.

We are a development stage company and have not attained profitable operations. Our working capital will allow us to fund the analysis of seismic data, but is insufficient to possibly purchase and develop the land the land represented by the data should the analysis so indicate. In order to successfully implement our plan of operation, we will need to obtain additional financing. It is our intention to attempt to raise at least $2,000,000 through the sale of our securities over the next twelve months in order to grow the company.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. James D. Bunney. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

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

Nuance Resources Corp.

Date:	July 16, 2007

By: /s/ James D. Bunney James D. Bunney Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director