Form 10QSB
period 2007-08-31
NUANCE RESOURCES CORP.
filed 2007-10-05
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,594,000 common shares as of September 11, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheets as of August 31, 2007 and November 30, 2006 (unaudited);
F-2	Interim Consolidated Statements of Operations for the three and nine month period ended August 31, 2007 and for the period November 1, 2006, (Date of Inception) to August 31, 2007 (unaudited);
F-3	Interim Consolidated Statements of Comprehensive Loss for the three and nine month period ended August 31, 2007 and for the period November 1, 2006, (Date of Inception) to August 31, 2007 (unaudited);
F-4	Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2007 and for the period November 1, 2006, (Date of Inception) to August 31, 2007 (unaudited);
F-5	Interim Statement of Stockholders’ Equity for the period November 1, 2006 (Date of Inception) to August 31, 2007 (unaudited); and
F-6	Notes to Interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2007 and November 30, 2006
(Stated in US Dollars)
(Unaudited)

ASSETS	August 31, 2007	November 30, 2006
Current
Cash	$7,685	$116,724
Prepaid expenses	-	5,500

	7,685	122,224
Oil and gas property - Note 5	82,650	-
	$90,335	$122,224

LIABILITIES
Current
Accounts payable and accrued liabilities	$15,223	$19,150
Due to related party - Notes 6	5,018	5,018
	20,241	24,168

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000shares authorized, none outstanding
Common stock, $0.001 par value - Note 7 270,000,000 shares authorized 44,594,000 shares issued (November 30, 2006, - 23,000,000shares issued)	44,594	23,000
Additional paid in capital	119,702	84,000
Accumulated other comprehensive loss	43	-
Deficit accumulated during the development stage	(94,245)	(8,944)
	70,094	98,056
	$90,335	$122,224

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended August 31, 2007 and for the period November 1, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended August 31, 2007	Nine Months Ended August 31, 2007	November 1, 2006 (Date of Inception) to August 31, 2007

Expenses
Accounting and audit fees	$8,146	$24,575	$34,575
Bank charges	121	429	448
Foreign exchange gain	99	99	(4,626)
Legal fees	9,761	45,298	48,948
Office expenses	-	362	362
Transfer and filing fees	349	14,310	14,310
Travel	-	838	838

Loss before other item	(18,476)	(85,911)	(94,855)

Other item:
Debt forgiveness	610	610	610

Net loss for the period	$(17,866)	$(85,301)	$(94,245)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,594,000	42,223,540

Comparative results for the nine month period and three month period ended August 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
for the three and nine month periods ended August 31, 2007 and for the period November 1, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended August 31, 2007	Nine Months Ended August 31, 2007	November 1, 2006 (Date of Inception) to August 31, 2007
Loss for the period	$(17,886)	$(85,301)	$(94,245)
Foreign exchange translation adjustment	90	43	43

Comprehensive loss for the period	$(17,796)	$(85,258)	$(94,202)

Comparative results for the nine month period and three month period ended August 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month period ended August 31, 2007 and
for the period November 1, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended August 31, 2007	November 1, 2006 (Date of Inception) to August 31, 2007

Cash Flows used in Operating Activities
Net loss for the period	$(85,301)	$(94,245)
Adjustments to reconcile net loss to net cash used in operating activities
Debt forgiveness	(609)	(609)
Foreign exchange	51	51
Changes in non-cash working capital items related to operations:
Prepaid expenses	5,500	-
Accounts payable and accrued liabilities	(43,088)	(23,938)

Net cash used in operating activities	(123,447)	(118,741)

Cash Flows from Investing Activities
Acquisition of oil and gas property	(82,650)	(82,650)
Cash acquired on reverse acquisition	37,058	37,058

Net cash used in investing activity	(45,592)	(45,592)

Cash Flows from Financing Activities
Capital stock issued	60,000	167,000
Due to related party	-	5,018

Net cash provided by financing activities	60,000	172,018

Increase (decrease) in cash during the period	(109,039)	7,685

Cash, beginning of the period	116,724	-

Cash, end of the period	$7,685	$7,685

Comparative results for the nine month period ended August 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period November 1, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Loss	Stage	Total

Capital stock issued for cash- at $0.005	23,000,000	$23,000	$92,000	-	$-	$115,000
Less: commissions	-	-	(8,000)	-	-	(8,000)
Net loss for the period	-	-	-	-	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	-	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization
- Outstanding common shares of the Company prior to merger	21,354,000	21,354	(24,058)	-	-	(2,704)
Capital stock issued for cash- at $0.25	240,000	240	59,760	-	-	60,000
Foreign exchange translation loss	-	-	-	43	-	43
Net loss for the period	-	-	-	-	(85,301)	(85,301)

Balance, August 31, 2007	44,594,000	$44,594	$119,702	$43	$(94,245)	$70,094

SEE ACCOMPANYING NOTES

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2006, has been omitted. The results of operations for the nine-month period ended August 31, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

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
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 2  Nature and Continuance of Operations - (cont’d)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $94,245 since its inception, has a working capital deficiency of $12,556 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
August 31, 2007
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
August 31, 2007
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

Note 4 Reverse Merger and Recapitalization

Pursuant to an Agreement of Merger and Plan of Reorganization between Nuance Resources Corp. (formerly Farrier Resources Corp.), (“Farrier”), Farrier Acquisition Inc. (“Acquisition Inc”), a Nevada Corporation, and a wholly-owned subsidiary of Farrier incorporated for the sole purpose of the merger transactions, and Nuance Resources Corp (“Nuance”), a Nevada Corporation, on December 29, 2006, Acquisition Inc and Nuance merged and Nuance became the surviving company of the merger. All common shares outstanding of Acquisition Inc. were converted into an equal number of common shares of Nuance. Pursuant to the agreement, on December 29, 2006 the shareholders of record of Nuance exercised their right to exchange their shares on a one for one basis for shares of Farrier. Accordingly on December 29, 2006, Nuance became a wholly-owned subsidiary company of Farrier.

Since this transaction resulted in the shareholders of Nuance owning a majority of the issued and outstanding shares of Farrier, the transaction is accounted for as a reverse merger recapitalization and the consolidated financial statements are a continuation of the operations of Nuance, and not of Farrier. The operations of Farrier are included in the consolidated statement of operations from December 29, 2006, the effective date of the acquisition.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 4 Business Acquisition - (cont’d)

On January 4, 2007, Farrier and Nuance entered into a subsequent merger agreement pursuant to the Nevada Revised Statutes 92A.180 whereby Nuance merged with and into Farrier. All common shares outstanding of Nuance were converted into an equal number of common shares of Farrier. The surviving entity of the merger was Farrier. Immediately thereafter, Farrier changed its name to Nuance Resources Corp

On December 29, 2006, the fair value of the acquired net liabilities of Farrier were as follows:

Cash	$37,058
Accounts payable	(39,762)

Net liabilities	$(2,704)

The consolidated statement of operations for the nine months ended August 31, 2007 does not include the result of consolidated operations of the Company from December 1, 2006 to December 29, 2006 as follows:

For the period December 1, 2006 to December 29, 2006

Accounting and audit fees	$3,967
Legal fees	22,302
Office expenses	442
Management fees	650

Net loss for the period	$27,361

Note 5 Oil and Gas Property

By a participation agreement dated December 21, 2006, NEL acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta by paying CDN$95,000 (US$82,650) in costs of acquiring and interpreting the seismic data. After evaluation of the seismic data, should a drillable anomaly be located, the Company will earn the right to participate in the Alberta Crown Land Sale by paying 50% of the land sale costs. By participating, the Company will acquire a 35% (50% of the grantor’s interest) interest in the project and will assume 50% of all costs, expenses and risks.

Nuance Resources Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited)

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

Note 8 Mineral Property Agreement

On May 24, 2006, FRC entered into a property option agreement whereby FRC was granted an option to earn up to an 85% interest in 50 full and 9 fractional mineral claims located in the Eskay Creek Area, Northwestern British Columbia. Consideration for the option is cash payments totalling CDN$100,000 (CDN$2,500 paid) and exploration expenditures of CDN$450,000 (CDN$14,295 paid).

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

Highway 21 Prospect

On December 1, 2006, CLE entered into an agreement with BMW to acquire its 100% ownership interest in certain reprocessed three-dimensional (“3D”) seismic data from BMW. The seismic data was originally shot in search of shallow Cretaceous Period gas. BMW plans to reprocess the data, analyzing deeper readings in their search for Devonian Period oil reserves deep beneath the surface.

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

BMW has commenced the analysis of the 3D seismic date and will report to the company when the analysis is concluded. We were hoping for results as early as September, but were told that it will take a few extra weeks due to professional unavailability. If their analysis of the seismic data is favorable, the group comprised of us, BMW, and CLE will call for a Province of Alberta mineral rights Land Sale to occur approximately 60 days after the call date.

Subsequent to the reporting period, we received notification that our application for a symbol to be quoted for trading on the NASD OTCBB was approved. Our symbol is “NUNC.” We reporting last quarter that the receipt of a symbol was a necessary component in our quest to raise capital necessary to purchase the property and continue our operations. With receipt of the symbol, our company will strive to raise these needed funds. We can provide no assurance, however, that we will be able to raise the necessary funds in time to participate in the Land Sale or to continue our operations. The amount of our participation in the Land Sale will be diminished proportionately by that amount, if any, which we were unable to advance as one half of the Land Sale costs. In the event that our participation is reduced to 5% or less, CLE will have the right to purchase our interest for approximately $8,500 ($10,000 Canadian) and we will have no further interest in the property. The same dilution of interest rules apply to our participation in a Test Well. These dilution rules apply equally to both CLE and our company.

Once the mineral rights to the land are acquired, the total capital outlay for the development of the prospect will be approximately $2,000,000 over a period of approximately 15 months. We will pay one-half of those development costs, unless our participation has been reduced as described above.

In the event that the interpreted seismic data does not indicate a high probability of oil reserves, the data will be of little value, the costs associated with obtaining the data will be written off as a loss, we will not participate in the land sale, and we will seek other business opportunities.

Results of Operations for the three and nine months ended August 31, 2007 and period of November 1, 2006 to August 31, 2007

We have not earned any revenues from inception through the period ending August 31, 2007.

For the three months ended August 31, 2007, we incurred Operating Expenses of $18,476. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $8,146 and legal Fees of $9,761. For the nine months ended August 31, 2007, we incurred Operating Expenses of $85,911. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $24,575, legal Fees of $45,298, and Transfer and Filing Fees of $14,310. For the period of November 1, 2006, date of inception, to August 31, 2007, we incurred Operating Expenses of $94,855. The primary components of our Operating Expenses for this period were Accounting and Audit Fees of $34,575, legal Fees of $48,948, and Transfer and Filing Fees of $14,310.

Our net loss for the three months ended August 31, 2007 was $17,866 and $85,301 for the nine months ended August 31, 2007. Our net loss for the period of November 1, 2006, date of inception, to August 31, 2007 was $94,245.

Liquidity and Capital Resources

As of August 31, 2007, we had total current assets of $7,685, all of which consisted of Cash. Our current liabilities as of August 31, 2007 were $20,241. Thus, we had a working capital deficit of $12,556 as of August 31, 2007.

We had no long term liabilities as of August 31, 2007.

We are a development stage company and have not attained profitable operations. In order to successfully implement our plan of operation, we will need to obtain additional financing. It is our intention to attempt to raise at least $2,000,000 through the sale of our securities over the next twelve months in order to fund our operations and implement our business plan. If we are unable to raise these needed funds, we may be forced to suspend operations or search out other business opportunities.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements in this report have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At August 31, 2007, we have not yet achieved profitable operations, have accumulated losses of $94,245 since our inception, have a working capital deficiency of $12,556 and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. James D. Bunney. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2007, the registration statement filed on Form SB-2 (Commission file number 333-141343) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 14,000,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2007.

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

Nuance Resources Corp.

Date:	October 5, 2007

By: /s/ James D. Bunney James D. Bunney Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director