Form 10KSB
period 2007-11-30
NUANCE RESOURCES CORP.
filed 2008-02-07
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 000-52494

NUANCE RESOURCES CORP.
(Name of small business issuer in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601-8623 Granville St., Vancouver, B.C., Canada	V6P 582
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 778-235-6658

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value of $0.001
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.    Not Available

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   44,694,000 Common Shares as of January 22, 2008

Transitional Small Business Disclosure Format (Check One):  Yes: __; No X

 PART I
Item 1.   Description of Business

Our Corporate History

Prior to December 29, 2006, our business plan was focused on proceeding with the exploration of the Snippaker mineral claims to determine whether there are commercially exploitable mineral reserves.

In 2006, our management was presented with a business opportunity by the management of a private company named Nuance Resources, Corp. (“Nuance”) that upon evaluation proved more interesting than our previous business plan. As a result, our management suspended its efforts in relation to the exploration of the Snippaker mineral claims and entered into negotiations with Nuance. After conducting our due diligence and concluding negotiations it was determined that a reverse acquisition of Nuance potentially contains greater benefits for the company than the unproven Snippaker mineral claims. In order to pursue this new business opportunity, we terminated our exploration activities and entered into negotiations for an Agreement of Merger and Plan of Reorganization.

On December 29, 2006, we consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Nuance and Farrier Acquisition, Inc. (“Acquisition Sub”), a our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction (the “Merger”), Acquisition Sub merged with and into Nuance, and Nuance became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.” In accordance with the Merger Agreement, the stockholders of Nuance received the right to receive one share of our common stock for each issued and outstanding share of Nuance’s common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of Nuance, the former stockholders of Nuance received 23,000,000 shares of our common stock.

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

Our Current Line of Business

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells.

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

Sale of Highway 21 Prospect

We entered into an agreement with County Line Energy Corp. (“CLE”), which granted us the right to participate in the potential identification, purchase, and development of 2,560 acres of land in Alberta, Canada, known as the Highway 21 Prospect.

On December 1, 2006, CLE entered into an agreement with BMW Energy Corp (“BMW”) to acquire certain reprocessed three-dimensional seismic data from BMW. The seismic data was originally shot in search of shallow Cretaceous Period gas.

Per CLE’s agreement with BMW, CLE paid $82,650 to BMW for the reprocessed 3D seismic data, accompanied by a complete geophysical and geological report covering the 2,560 acre prospect. In the participation agreement with CLE, we have agreed to reimburse CLE all of the costs associated with analyzing the seismic data and to split equally with CLE all of the costs associated with purchasing and developing the land should the analysis so indicate. In accordance with this agreement, we made a payment of $82,650 to CLE on December 21, 2006 resulting in its ownership of an undivided 100% ownership of such seismic data and the right to participate in the Alberta Crown Land Sale. Under the agreement, we were also responsible to split equally the costs of any cash calls associated with the project. In return, we would own half of CLE’s participation in the project and be entitled to half of CLE’s profits associated with the project.

In mid October 2007, BMW Energy Corp. commenced its analysis of the seismic data conducted on the Highway 21 Prospect. The data was never interpreted by us. The results are unknown to us as it is typically confidential information to be shared only amongst the participants in a project. On October 15, 2007, we agreed to sell to CLE 100% of our interest in the seismic data for the Highway 21 Project and our rights in the underlying participation agreement we signed on December 21, 2006 in consideration for one hundred eleven thousand one hundred and forty-four dollars $111,144 (C$110,000) payable under a Promissory Note stated to mature on November 30, 2007.

Purchase of an Interest in the Hayter Well

On November 30, 2007, we received a proposal from CLE to retire the Promissory Note in exchange for a 20% working interest participation in the completion of well known as the 10D Hayter 10-8-40-1 W4M Well (the “Well”).

The interest in the Well started in June 30, 2006 when a company known as Black Creek Resources Ltd. (“BCR”) negotiated a Seismic Option Agreement with Canpar Holdings Ltd. (“Canpar”) covering certain lands (the “Option Lands”) in Township 40, Range 1 W4M Section 8, near the town of Hayter, Alberta.

On August 1, 2006, CLE signed a Participation Agreement (“PA1”) with BCR in which CLE acquired the right to become the operator and drill the Well on the Option Lands. In order to exercise that interest and acquire the rights to drill the Well, CLE agreed to pay 100% of all costs associated with the Seismic Option Agreement and will pay 100% of the funds required to purchase rights to any existing seismic on the property which may be for sale and or shoot additional 2D and 3D on the property as required, pursuant to standard industry costs and practices.

CLE has represented to us that it has met all the necessary conditions to drill the Well and now owns 80% of the Well, subject to a 22.5% royalty payable to Canpar. We have purchased an interest in this Well. The Well has been drilled, cased, but not completed for production. As such, we entered into a Participation Agreement (“PA2”) on November 30, 2007 whereby CLE assigned to us a 20% interest in CLE’s revenues earned on the Well in consideration of the retirement of the outstanding Promissory Note for $111,144 (C$110,000) owed to us. Our net interest in the revenues from this Well will be approximately 15.5% of production, less general and administrative charges. Under the agreement, completion expenses will be submitted to us for payment on the basis of 20% of the Authority of Expenditure costs to complete the well.

Item 2.   Description of Property

Productive Wells and Acreage

As of November 30, 2007, we did not have any productive wells.

Acreage

We hold no interest in developed and undeveloped oil and gas acreage.

Production

There was no production of oil or gas for the twelve months ended November 30, 2007.

Economic productivity cannot be determined until the Well is completed and tested. Currently there are no proven or probable reserves associated with the Well. Upon the completion of the drilling the drill hole was logged for potential economic pay zones of hydrocarbons, and was subsequently cased for completion and testing based on that data.

Drilling Activity

There has been no drilling activity other than detailed in “Item 6 - Management’s Discussion and Analysis or Plan of Operation.”

Present Activities

Management intends to implement the plans as detailed in “Item 6 - Management’s Discussion and Analysis or Plan of Operation.”

Delivery Commitments

At November 30, 2007, the Company had no delivery commitments with purchasers.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended November 30, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board(“OTCBB”), which is sponsored by the NASD.  The OTCBBis a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  Our shares are quoted on the OTCBBunder the symbol “NUNC.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November, 2007
Quarter Ended	High $	Low $
November 30, 2007	$0	$0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2007, we had fifty-four (54) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On April 5, 2007, we issued 240,000 common shares at $0.25 per share for total proceeds of $60,000 pursuant to a private placement.

On November 30, 2007, we issued 100,000 common shares at $0.50 per share for total proceeds of $50,000 pursuant to a private placement.

We completed these offerings pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Item 6.  Management’s Discussion and Analysisor Plan of Operation

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

Plan of Operation in the Next 12 Months

We are engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells.

We are currently not an operator on any natural gas or oil wells. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next 12 months to support these activities.

CLE is the operator (the "Operator") of the Well.  We have been informed by CLE that the company intends to complete the Well in the late fall of 2008. As of now, the Well has been cased and cemented in anticipation of the completion program. The Operator plans to enter the well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, the Operator will install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the well.

Results of Operations for the Year Ended November 30, 2007 and Period from Inception to November 30, 2007

The following recitation of the Results of Operations for the Year Ended November 30, 2007 and Period from Inception to November 30, 2007 does not include a comparitave analysis because there are no similar past periods for the financials reported.

We did not earn any revenues from inception through the period ending November 30, 2007. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Well.

We incurred operating expenses in the amount of $93,466 for the year ended November 30, 2007 and $107,135 from our inception on November 1, 2006 to November 30, 2007. The operating expenses for the year ended November 30, 2007 consisted mainly of legal fees in the amount of $49,360, accounting and audit fees in the amount of $26,761 and transfer and filing fees in the amount of $15,642. The operating expenses for the period from inception to November 30, 2007 consisted mainly of legal fees in the amount of $53,010, accounting and audit fees in the amount of $36,761 and transfer and filing fees in the amount of $15,642.

We experienced $610 in debt forgiveness for both the year ended November 30, 2007 and period from inception to November 30, 2007.  As such, our net loss for the year ended November 30, 2007 was $79,859 and our net loss for the period from inception to November 30, 2007 was $88,803.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of cash in hand of $37,184. Our total current liabilities as of November 30, 2007 were $7,393. Thus, we had working capital of $29,791 as of November 30, 2007.

We are a development stage company and have not attained profitable operations. In order to successfully implement our plan of operation, we will need to obtain additional financing. It is our intention to attempt to raise at least $2,000,000 through the sale of our securities over the next twelve months in order to fund our operations and implement our business plan. There is no assurance, however, that we will raise these funds.  If we are unable to raise these needed funds, we may be forced to suspend operations or search out other business opportunities.

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements in this report have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At November 30, 2007, we have not yet achieved profitable operations, have accumulated losses of $88,803 since our inception, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Item 7.   Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of November 30, 2007 and 2006
F-4	Consolidated Statements of Operations – Year Ended November 30, 2007 and periods from November 1, 2006 (Inception) to November 30, 2006 and 2007
F-5	Consolidated Statements of Cash Flows - Year Ended November 30, 2007 and periods from November 1, 2006 (Inception) to November 30, 2006 and 2007
F-6	Interim Consolidated Statements of Stockholders' Equity for the period from November 1, 2006 (Inception) to November 30, 2007
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMb

To the Stockholders,
Nuance Resources Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Nuance Resources Corp. (the “Company”, a Development Stage Company) and its subsidiaries as of November 30, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended November 30, 2007 and for the period from November 1, 2006 (Date of Inception) to November 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of the Company for the period from November 1, 2006 (Date of Inception) to November 30, 2006. Such statements are included in the cumulative inception to November 30, 2007 totals of the consolidated statements of operations, cash flows and stockholders' equity and reflect a net loss of 12% of the related cumulative totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amount for the period from November 1, 2006 (Date of Inception) to November 30, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Resources Corp. and its subsidiaries as of November 30, 2007 and the results of its operations and its cash flows for the year then ended and for the period from November 1, 2006 (Date of Inception) to November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chartered Accountants

Vancouver, Canada
January 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Nuance Resources Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Nuance Resources Corp. (A Development Stage Company) and its subsidiaries as of November 30, 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the period from November 1, 2006 (Date of Inception) to November 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Resources Corp. and its subsidiaries as of November 30, 2006 and the results of their operations and their cash flows for the period from November 1, 2006 (Date of Inception) to November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has working capital which may not be sufficient to sustain operations over the next twelve months and is yet to attain profitable operations, both of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada
December 14, 2006	Chartered Accountants

NUANCE RESOURCES CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2007 and, 2006
(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash	$37,184	$116,724
Prepaid expenses	-	5,500
	37,184	122,224
Oil and gas property
Unproved Properties – Note 4	95,702	-
	$132,886	$122,224

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,375	$19,150
Due to related party – Note 6	5,018	5,018

	7,393	24,168

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000shares authorized, none outstanding
Common stock, $0.001 par value – Note 7 270,000,000 shares authorized 44,694,000shares issued (November 30, 2006, - 23,000,000 shares issued)	44,694	23,000
Additional paid in capital	169,602	84,000
Deficit accumulated during the development stage	(88,803)	(8,944)
	125,493	98,056
	$132,886	$122,224
Nature of Operations and Ability to Continue as a Going Concern – Note 1

SEE ACOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NUANCE RESOURCES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended November 30, 2007 and
for the periods from November 1, 2006 (Date of Inception)
to November 30, 2006 and 2007
(Stated in US Dollars)

	Year Ended November 30,	November 1, 2006 (Date of Inception) to November 30,
	2007	2006	2007
			(cumulative)
Expenses
Accounting and audit fees	$26,761	$10,000	$36,761
Bank charges	502	19	521
Legal fees	49,360	3,650	53,010
Office expenses	362	-	362
Transfer and filing fees	15,642	-	15,643
Travel	838	-	838

Loss before other items	(93,466)	(13,669)	(107,135)

Other items:
Debt forgiveness	610	-	610
Foreign exchange gain	12,997	4,725	17,722

	13,607	4,725	18,332

Net loss for the period	$(79,859)	$(8,944)	$(88,803)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	42,677,177	3,666,667

SEE ACOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NUANCE RESOURCES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended November 30, 2007 and
for the periods from November 1, 2006 (Date of Inception) to
November 30, 2006 and 2007
(Stated in US Dollars)

	Year Ended November 30,	November 1, 2006 (Date of Inception) to November 30,
	2007	2006	2007
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(79,859)	$(8,944)	$(88,803)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Debt forgiveness	(610)	-	(610)
Changes in non-cash working capital items related to operations:
Prepaid expenses	5,500	(5,500)	-
Accounts payable and accrued liabilities	(55,927)	19,150	(36,777)

Net cash provided by (used in) operating activities	(130,896)	4,706	(126,190)

Cash Flows used in Investing Activities
Acquisition of oil and gas property	(82,650)	-	(82,650)

Net cash used in investing activities	(82,650)	-	(82,650)

Cash Flows provided by Financing Activities
Capital stock issued	110,000	107,000	217,000
Cash acquired on reverse acquisition	37,058	-	37,058
Due to related party	-	5,018	5,018

Net cash provided by financing activities	147,058	112,018	259,076

Effect of foreign currency translation	(13,052)	-	(13,052)

Increase (decrease) in cash during the period	(79,540)	116,724	37,184

Cash, beginning of the period	116,724	-	-

Cash, end of the period	$37,184	$116,724	$37,184

Non-cash Transaction - Note 9

SEE ACOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMb

NUANCE RESOURCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to November 30, 2007
(Stated in US Dollars)

	Common Shares		Additional Paid-in	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions	-	-	(8,000)	-	(8,000)
Net loss for the period	-	-	-	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization	21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash – at $0.25	240,000	240	59,760	-	60,000
– at $0.50	100,000	100	49,900	-	50,000
Net loss for the year	-	-	-	(79,859)	(79,859)

Balance November 30, 2007	44,694,000	$44,694	$169,602	$(88,803)	$125,493

SEE ACOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 1, 2006.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.  The Company’s year end is November 30.

Effective December 28, 2006, the Board of Directors authorized a 3 for 1 forward stock split on the common shares.  The authorized number of common shares increased from 90,000,000 to 270,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $88,803 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies– (cont’d)

Development Stage Activities

The Company is a development stage company as defined in the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting By Development Stage Enterprises” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The Company is subject to several categories of risk associated with its development stage activities.  Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk.  Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Principles of Consolidation

These consolidated financial statements include the accounts of the newly merged Company (Note 3) and its wholly-owned subsidiaries, FRC Exploration Ltd. (a BC Corporation) (“FRC”) and Nuance Exploration Ltd. (a BC Corporation) (“NEL”). All significant inter-company balances and transactions have been eliminated.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party which approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the SFAS No. 52 “Foreign Currency Translation”.

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies– (cont’d)

Foreign Currency Translation– (cont’d)

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable.

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

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies– (cont’d)

Oil and Gas Properties –(cont’d)

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As at November 30, 2007, the Company has determined it has no assets retirement obligations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies– (cont’d)

Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as the Company has no potential common shares.

Comprehensive Income

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments as disclosed in the Consolidated Statement of Comprehensive Loss.

New Accounting Standards

  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; unless partially or fully deferred by the FASB.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies– (cont’d)

New Accounting Standards– (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on the Company’s financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued in 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Reverse Merger and Recapitalization

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

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)
Note 3	Reverse Merger and Recapitalization– (cont’d)

On January 4, 2007, Farrier and Nuance entered into a subsequent merger agreement whereby Nuance merged with and into Farrier.  All common shares outstanding of Nuance were converted into an equal number of common shares of Farrier.  The surviving entity of the merger was Farrier.  Immediately thereafter, Farrier changed its name to Nuance Resources Corp

On December 29, 2006, the fair value of the acquired net liabilities of Farrier were as follows:

Cash	$37,058
Accounts payable	(39,762)

Net liabilities	$(2,704)

The consolidated statement of operations for the year ended November 30, 2007 does not include the result of consolidated operations of the Company from December 1, 2006 to December 29, 2006 as follows:

For the period December 1, 2006 to December 29, 2006

Accounting and audit fees	$3,967
Legal fees	22,302
Office expenses	442
Management fees	650

Net loss for the period	$27,361

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 4	Oil and Gas Properties

Unproved Properties

By a participation agreement dated December 21, 2006, NEL acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta, Canada by paying $82,650 (CDN$95,000) in costs of acquiring and interpreting the seismic data.

On October 15, 2007, prior to the evaluation of the 3D seismic data, NEL sold to the original grantor (the Grantor) its 100% interest in the subject property and received as consideration a non-interest bearing promissory note for $111,144 (CDN$110,000) to be repaid by November 30, 2007.

On November 30, 2007, the Grantor did not pay the promissory note and NEL and the Grantor entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well, currently being constructed in the Hayter area of the Province of Alberta, Canada as full and final settlement of the promissory note.

As a result of the Participation Agreement, NEL will assume 20% of all revenues, costs and expenses associated with the project.

Note 5	Mineral Property Agreement

On May 24, 2006, FRC entered into a property option agreement whereby FRC was granted an option to earn up to an 85% interest in 50 full and 9 fractional mineral claims located in the Eskay Creek Area, Northwestern British Columbia.  Consideration for the option was cash payments totalling $89,630 (CDN$100,000) ($2,241 (CDN$2,500) paid) and exploration expenditures of $403,335 (CDN$450,000) ($12,813 (CDN$14,295) paid).

On January 11, 2007, the Company abandoned its interest in the property.

The property option agreement and related costs were undertaken by FRC prior to December 29, 2006, the date of the reverse merger and recapitalization (Note 3). Consequently, the costs associated with this transaction are not included in these financial statements.

Note 6	Related Party Transactions

The amount due to related party is due to the Company’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 7	Capital Stock

During the period ended November 30, 2006, the Company issued 23,000,000 common shares at $0.005 for total proceeds of $115,000.  The Company paid commissions of $8,000 for net proceeds of $107,000.

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 7	Capital Stock– (cont’d)

On December 29, 2006, the Company issued 21,354,000 common shares as a result of the reverse merger and recapitalization (Note 3).

On April 5, 2007, the Company issued 240,000 common shares at $0.25 per share for total proceeds of $60,000 pursuant to a private placement.

On November 30, 2007, the Company issued 100,000 common shares at $0.50 per share for total proceeds of $50,000 pursuant to a private placement.

Note 8	Deferred Income Taxes

At November 30, 2007, the Company has accumulated net operating losses in the United States of America totalling approximately $102,000 which are available to reduce taxable income in future taxation years.  At November 30, 2007 the Company has accumulated Canadian oil and gas resource property expenditures aggregating $111,144 (CDN$110,000) which may be used to reduce taxable income in future taxation years.

The Company's income tax expense for the years ended November 30, 2007 and 2006 differed from the United States statutory rates:

	Year ended November 30, 2007	November 1, 2006 (Date of Inception) to November 30, 2006

Effective tax rate	21.35%	15.00%

Statutory rate applied to loss before income taxes	$(19,840)	$(1,342)
Increase in income taxes resulting from:
Change in valuation allowance	19,840	1,342

Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	November 30, 2007	November 30, 2006

Deferred tax assets
Net operating losses carryforward	$21,182	$1,342
Less: valuation allowance	(21,182)	(1,342)

Net deferred tax assets	$-	$-

NUANCE RESOURCES CORP
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in US Dollars)

Note 8	Deferred Income Taxes – (cont’d)

These losses expire as follows:

Year of Expiry	Loss

2026	$9,000
2027	93,000

$102,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended November 30, 2007, the Company sold its cost interest in the 3D seismic data for a promissory note.  On November 30, 2007, the Company settled the promissory note for a 20% of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well (Note 4).  This transaction has been excluded from the statements of cash flows.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B that has not already been disclosed in the Company's quarterly and current report filings.

Item 8A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James D. Bunney. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the year ended November 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance withSection 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position Held with the Company
James D. Bunney	72	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
James Baglot	52	Secretary

Set forth below is a brief description of the background and business experience of executive officers and directors.

James D. Bunney has been our officer and director since December 29, 2006. He has acted as a Corporate Finance and Investor Relations consultant since 2000. Prior to that, he was the Vice President, Director and CFO of Pemberton Energy Ltd. Mr. Bunney has also previously served in senior management positions with both Texas T Resources Ltd. and Priority Ventures Ltd.

James Baglot has been our Secretary since October 24, 2007.  For the past year, James Baglot has been an employee of Sweetwater Capital Corp., a Vancouver, British Columbia based Venture Capital Firm. For 5 years prior to that, he was the Business Development Manager of Metafore Corporation, a Richmond, British Columbia based Computer Software Development firm.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any significant employees aside from Messrs. Bunney and Baglot.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending November 30, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended November 30, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended November 30, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
James D. Bunney, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	1	0	0
James Baglot, Secretary	0	0	1

Code of Ethics Disclosure

As of November 30, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2007 and 2006.

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event our formula becomes marketable.

SUMMARY COMPENSATION TABLE
Nameandprincipalposition	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James D. Bunney, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
James Baglot Secretary	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Kent Kirby Former CEO & CFO	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of SecuritiesUnderlyingUnexercisedOptions (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James D. Bunney	-	-	-	-	-	-	-	-	-
James Baglot	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of November 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James D. Bunney	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters

The following table sets forth, as of November 30, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	James D. Bunney 601-8623 Granville St., Vancouver B.C., CanadaV6P 582	14,000,000	31.3%
Common Stock	James Baglot 601-8623 Granville St., Vancouver B.C., CanadaV6P 582	0	0%
Common Stock	All Officers and Directors as a Group	14,000,000	31.3%
5% Shareholders
Common Stock	Kent Kirby 2708 Yale St. Vancouver, B.C., Canada V5K 1C3	4,000,000	8.9%
(1)	The percent of class is based on 44,694,000 shares of common stock issued and outstanding as of November 30, 2007.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 12.   Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-laws (1)
10.1	Participation Agreement, dated November 30, 2007(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on March 16, 2007.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended November 30, 2007 and 2006 were approximately $17,727 and $10,000, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $9,717 and $10,000 for the fiscal years ended November 30, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended November 30, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance withSection 13 or15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuance Resources Corp.

By:	/s/ James D. Bunney
James D. Bunney President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
February 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ James D. Bunney
James D. Bunney President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
February 6, 2008