Form 10QSB
period 2008-02-29
FORCE ENERGY CORP.
filed 2008-04-17
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52494

FORCE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 – 8623 Granville Street, Vancouver, British Columbia V6P 5A2
(Address of principal executive offices)

778.235.6658
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,694,000 common shares issued and outstanding as of April 9, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended February 29, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

(Unaudited)

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 29, 2008 and November 30, 2007
(Stated in US Dollars)
(unaudited)

	February 29,	November 30,
ASSETS	2008	2007

Current
Cash	$28,088	$37,184

Oil and gas property
Unproved Properties – Notes 4 and 6	95,702	95,702

	$123,790	$132,886

LIABILITIES

Current
Accounts payable and accrued liabilities	$24,803	$2,375
Due to related party – Note 5	5,018	5,018

	29,821	7,393

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 6
270,000,000 shares authorized
44,694,000 shares issued (November 30, 2007, - 44,694,000
shares issued)	44,694	44,694
Additional paid in capital	169,602	169,602
Deficit accumulated during the development stage	(120,327)	(88,803)

	93,969	125,493

	$123,790	$132,886

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended February 29, 2008 and February 28, 2007 and for the period from November 1, 2006 (Date of Inception)
to February 29, 2008
(Stated in US Dollars)
(Unaudited)

			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
			(cumulative)

Expenses
Accounting and audit fees	$17,745	$7,053	$54,506
Bank charges	48	225	569
Legal fees	13,283	17,607	66,293
Office expenses	-	362	362
Transfer and filing fees	448	13,661	16,091
Travel	-	838	838

Loss before other items	(31,524)	(39,746)	(138,659)

Other items:
Debt forgiveness	-	-	610
Foreign exchange gain	-	-	17,722

	-	-	18,332

Net loss for the period	$(31,524)	$(39,746)	$(120,327)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,694,000	37,473,267

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended February 29, 2008 and February 28, 2007 and for the period from November 1, 2006 (Date of Inception)
to February 29, 2008
(Stated in US Dollars)
(Unaudited)

			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
			(cumulative)

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(31,524)	$(39,746)	$(120,327)
Adjustments to reconcile net loss to net cash provided
by (used in)operating activities:
Debt forgiveness	-	-	(610)
Changes in non-cash working capital items
related to operations:
Prepaid expenses	-	5,500	-
Accounts payable and accrued liabilities	22,428	(18,278)	(14,349)

Net cash used in operating activities	(9,096)	(52,524)	(135,286)

Cash Flows used in Investing Activity
Acquisition of oil and gas property	-	(82,650)	(82,650)

Net cash used in investing activities	-	(82,650)	(82,650)

Cash Flows provided by Financing Activities
Capital stock issued	-	-	217,000
Cash acquired on reverse acquisition	-	37,058	37,058
Due to related party	-	-	5,018

Net cash provided by financing activities	-	37,058	259,076

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	(9,096)	(98,116)	28,088

Cash, beginning of the period	37,184	116,724	-

Cash, end of the period	$28,088	$18,608	$28,088

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Exploration
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493

Net loss for the period		-	-	-	(31,524)	(31,524)

Balance February 29, 2008		44,694,000	$44,694	$169,602	$(120,327)	$93,969

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal period ended November 30, 2007, has been omitted. The results of operations for the three-month period ended February 29, 2008 are not necessarily indicative of results for the entire year ending November 30, 2008.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 1, 2006. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company’s year end is November 30.

On February 12, 2008, the Company acquired 100% of the common shares of Force Energy Corp. an inactive company incorporated in Nevada on July 19, 2005, for $100, to effect a name change of the Company. On February 12, 2008, the Company and Force Energy Corp filed articles of merger with the Secretary of State of Nevada to effectuate a merger between the two companies. The surviving entity of the merger was the Company. Immediately thereafter the Company changed its name to Force Energy Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company has a working capital deficiency of $1,733, had not yet achieved profitable operations, has accumulated losses of $120,327 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Force Energy Corp.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire.

The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Note 4	Oil and Gas Properties – Note 6

Unproved Properties

By a participation agreement dated December 21, 2006, Nuance Exploration Ltd. (“NEL”), a wholly owned subsidiary of the Company acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta, Canada by paying $82,650 (CDN$95,000) in costs of acquiring and interpreting the seismic data.

Force Energy Corp.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Oil and Gas Properties – Note 6 - (cont’d)

Unproved Properties – (cont’d)

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

As a result of the Participation Agreement, NEL will assume 20% of all revenues, costs and expenses associated with the project.

Note 5	Related Party Transactions

The amount due to related party is due to the Company’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Subsequent Events

By a letter agreement dated March 11, 2008, the Company agreed to purchase a 5% working interest in the Diamond Springs Prospect (the “Prospect”) and acquire an option to purchase an additional 20% working interest in the Prospect. Upon acceptance of this letter by the vendor, the Company will pay $50,000 by way of a Promissory Note due without interest on or before April 30, 2008, $300,000 within 90 days of execution of the definitive acquisition agreement at which time the Company will earn a 75% net revenue interest in the initial well. The Company is responsible for 100% of the costs of the drilling and testing of the initial well on the Prospect.

Also upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect and the Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option must be exercised on or before December 15, 2008.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Financial information contained in this quarterly report and in our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

     As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Force Energy Corp., unless otherwise indicated.

Corporate History

     Prior to December 29, 2006, our business plan was focused on proceeding with the exploration of the Snippaker mineral claims to determine whether there are commercially exploitable mineral reserves.

     In 2006, our management was presented with a business opportunity by the management of a private company named Nuance Resources, Corp. that upon evaluation proved more interesting than our previous business plan. As a result, our management suspended its efforts in relation to the exploration of the Snippaker mineral claims and entered into negotiations with Nuance Resources, Corp. After conducting our due diligence and concluding negotiations it was determined that a reverse acquisition of Nuance Resources, Corp. potentially contains greater benefits for our company than the unproven Snippaker mineral claims. In order to pursue this new business opportunity, we terminated our exploration activities and entered into negotiations for an agreement of merger and plan of reorganization.

     On December 29, 2006, we consummated an agreement of merger and plan of reorganization with Nuance Resources, Corp. and Farrier Acquisition, Inc., our newly formed wholly-owned Nevada subsidiary. In connection with the closing of the merger transaction, Farrier Acquisition merged with and into Nuance Resources, Corp., and Nuance Resources, Corp. became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.” In accordance with the agreement of merger and plan of reorganization, the stockholders of Nuance Resources, Corp. received the right to receive one share of our common stock for each issued and outstanding share of Nuance Resources, Corp.’s common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of Nuance Resources, Corp., the former stockholders of Nuance Resources, Corp. received 23,000,000 shares of our common stock.

     Effective January 4, 2007, we completed the merger with our subsidiary, Nuance Resources, Corp., a Nevada corporation. As a result, we changed our name from “Farrier Resources Corp.” to “Nuance Resources Corp.”

     Effective February 12, 2008, we completed a merger with our subsidiary, Force Energy Corp., a Nevada corporation. As a result, we changed our name from “Nuance Resources Corp.” to “Force Energy Corp.”

Our Current Business

     We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells.

     The majority of our business will be derived from projects identified by our principals. These persons, specifically Rahim Rayani and the other industry professionals Mr. Rayani is responsible to locate and hire, will be the individuals directly responsible for locating and qualifying potential projects, negotiating investments and drilling rights associated with those projects, and overseeing the work required to extract commercially viable quantities of natural gas and oil from those projects.

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

Purchase of an Interest in the Hayter Well

     On November 30, 2007, we received a proposal from County Line to retire the promissory note in exchange for a 20% working interest participation in the completion of well known as the 10D Hayter 10-8-40-1 W4M Well.

     The interest in the Hayter well started in June 30, 2006 when a company known as Black Creek Resources Ltd. negotiated a seismic option agreement with Canpar Holdings Ltd. covering certain lands in Township 40, Range 1 W4M Section 8, near the town of Hayter, Alberta.

     On August 1, 2006, County Line signed a participation agreement with Black Creek in which County Line acquired the right to become the operator and drill the Hayter well on the option lands. In order to exercise that interest and acquire the rights to drill the Hayter well, County Line agreed to pay 100% of all costs associated with the seismic option agreement and pay 100% of the funds required to purchase rights to any existing seismic on the property which may be for sale and or shoot additional 2D and 3D on the property as required, pursuant to standard industry costs and practices.

     County Line has represented to us that it has met all the necessary conditions to drill the Hayter well and now owns 80% of the Hayter well, subject to a 22.5% royalty payable to Canpar Holdings. We have purchased an interest in this Hayter well. The Hayter well has been drilled, cased, but not completed for production. As such, we entered into a participation agreement on November 30, 2007 whereby County Line assigned to us a 20% interest in County Line’s revenues earned on the Hayter well in consideration of the retirement of the outstanding promissory note for $111,144 owed to us. Our net interest in the revenues from the Hayter well will be approximately 15.5% of production, less general and administrative charges. Under the agreement, completion expenses will be submitted to us for payment on the basis of 20% of the authority of expenditure costs to complete the well.

Purchase of Interest in Diamond Spring Prospect

     On March 11, 2008 we entered into a letter agreement with G2 Petroleum, LLC, a Delaware corporation, whereby we: (i) agreed to purchasing a 5% working interest in G2 Petroleum’s Diamond Springs Prospect; and (ii) acquired the option to purchase an additional 20% working interest in G2 Petroleum’s Diamond Springs Prospect.

     Pursuant to the letter agreement, the parties further agreed as follows:

(a)	to enter into a definitive acquisition agreement, on terms and conditions which are normal practice for such oil and gas working interest acquisitions in the State of Wyoming;

(b)	upon acceptance by G2 Petroleum of the letter agreement, we shall pay G2 Petroleum $50,000 by way of promissory note due without interest on or before April 30,2008;

(c)

within 90 days of execution of the definitive acquisition agreement, we shall pay G2 Petroleum $300,000, and after having made such payment, we shall earn a 75% net revenue interest in the initial well;

(d)	we shall be responsible for 100% of the costs of the drilling and testing of the initial well on G2 Petroleum’s Diamond Springs Prospect;

(e)

upon drilling of the initial well, we shall grant 250,000 shares of our common stock to G2 Petroleum as payment in full for a 5% working interest in all subsequent wells drilled on G2 Petroleum’s Diamond Springs Prospect; and

(f)

G2 Petroleum granted us the option to purchase up to an additional 20% working interest in all subsequent wells drilled on G2 Petroleum’s Diamond Springs Prospect at a price of $100,000 per 1% of working interest.

     In connection with the letter agreement described above, on March 14, 2008, we agreed to pay G2 Petroleum, by way of promissory note, $50,000 on or before April 30, 2008, without interest.

Plan of Operation

     Discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

     County Line is the operator of the Hayter well. We have been informed by County Line that it intends to complete the Hayter well in the late fall of 2008. As of the date of this quarterly report, the Hayter well has been cased and cemented in anticipation of the completion program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line will install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

     G2 Petroleum, LLC is the operator of the Diamond Springs Prospect. G2 intends to drill and complete the initial Diamond Springs well in July 2008. Further feasibility studies are being negotiated.

     We did not earn any revenues during the three month period ending February 29, 2008. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well and/or from the Diamond Springs Prospect.

     We incurred operating expenses in the amount of $31,524 for the three month period ended February 29, 2008 compared to $39,746 for the three month period ended February 28, 2007. The operating expenses for the three month period ended February 29, 2008 consisted mainly of legal fees in the amount of $13,283, accounting and audit fees in the amount of $17,745 and transfer and filing fees in the amount of $448. The operating expenses for the three month period ended February 28, 2007 consisted mainly of legal fees in the amount of $17,607, accounting and audit fees in the amount of $7,053 and transfer and filing fees in the amount of $13,661.

     We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$120,000
Exploration expenses	$360,000
Professional fees	$60,000
General administrative expenses	$60,000
Total	$600,000

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

     We incurred a net loss of $31,524 for the three month period ended February 29, 2008 compared to a net loss of $39,746 for the three month period ended February 28, 2007. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $600,000. We had a working capital deficit of $1,733 as of February 29, 2008. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

     Given that we have not generated any revenues to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

     There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

     Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

     We have historically incurred losses, and through February 29, 2008 have incurred losses of $120,327 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

     The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Development Stage Activities

     We are a development stage company as defined in the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, as we are devoting substantially all of our efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of our development stage activities.

     We are subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on our prospects are uncertainties inherent estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Principles of Consolidation

     Our consolidated financial statements include the accounts of our merged company (as described in Note 4 to the consolidated financial statements) and our wholly-owned subsidiaries, FRC Exploration Ltd. (a British Columbia Corporation) and Nuance Exploration Ltd. (a British Columbia Corporation). All significant inter-company balances and transactions have been eliminated.

Financial Instruments

     The carrying value of our financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party which approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Foreign Currency Translation

     Our functional currency is the Canadian dollar as substantially all of our operations are in Canada. We use the United States dollar as our reporting currency for consistency with registrants of the SEC in accordance with the SFAS No. 52 “Foreign Currency Translation”.

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

Basic Loss Per Share

     We report basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as we have no potential common shares.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire.

     The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on our financial statements upon adoption.

     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on our financial statements upon adoption.

Employees

     Other than our directors and officers, we have no employees. We anticipate that we will be conducting most of our business through our management and any consultants which we may engage.

Professional Fees

     We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next twelve months to be approximately $60,000.

RISK FACTORS

     Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

     Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations.

     To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $31,524 for the three month period ending February 29, 2008. As of February 29, 2008, we had a working capital deficit of $1,733. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

     We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

     A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

     From inception through to February 29, 2008, we have incurred aggregate losses of approximately $120,327. Our net loss for the three month period ended February 29, 2008 was $31,524. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

     Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

     We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that our business will fail.

     The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

     Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

     The oil and gas industry in general is cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. Historically, in periods of recession or periods of minimal economic growth, the operations of oil and gas companies have been adversely affected. Certain end-use markets for oil and petroleum products experience demand cycles that are highly correlated to the general economic environment which is sensitive to a number of factors outside our control.

     A recession or a slowing of the economy could have a material adverse effect on our financial results and proposed plan of operations. A recession may lead to significant fluctuations in demand and pricing for oil and gas. If we elect to proceed with the development of any of our property interests, our profitability may be significantly affected by decreased demand and pricing of oil and gas. Reduced demand and pricing pressures will adversely affect our financial condition and results of operations. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

     The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

     Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is very intense and there is no assurance that we will be successful in acquiring additional property interests.

     The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

     We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed exploration and development or to place our properties into commercial production. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

The acquisition of oil and gas interests involve many risks and disputes as to the title of such interests will result in a material adverse effect on our company.

     The acquisition of interests in mineral properties involves certain risks. Title to mineral claims and the borders of such claims may be disputed. The concessions may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company's concessions are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

     The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

     Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

     In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

     We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against all possible environmental risks.

Any future operations will involve many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

     In the course of the exploration, acquisition and development of mineral properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our company.

     We are not insured against most environmental risks. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been generally available to companies within the industry. We will periodically evaluate the cost and coverage of such insurance. If we became subject to environmental liabilities and do not have insurance against such liabilities, the payment of such liabilities would reduce or eliminate our available funds and may result in bankruptcy. Should we be unable to fully fund the remedial cost of an environmental problem, we might be required to enter into interim compliance measures pending completion of the required remedy.

     Resource exploration involves many risks, regardless of the experience, knowledge and careful evaluation of the property by our company. These hazards include unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labour.

     Operations in which we will have a direct or indirect interest will be subject to all the hazards and risks normally incidental to the exploration, development and production of resource properties, any of which could result in damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We do not currently maintain liability insurance and may not obtain such insurance in the future. The nature of these risks is such that liabilities could represent a significant cost to our company, and may ultimately force our company to become bankrupt and cease operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and/or our profitability.

     The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

     The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants.

     We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Rahim Rayani, our chief executive officer. Further, we do not have key man life insurance on Mr. Rayani. We may not have the financial resources to hire a replacement if Mr. Rayani were to die. The loss of service of Mr. Rayani could therefore significantly and adversely affect our operations.

RISKS RELATED TO OUR COMMON STOCK

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

     Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

     In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3A(T). Controls and Procedures.

     As of February 29, 2008, our company carried out an evaluation, under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 29, 2008, our company’s disclosure controls and procedures were not effective. We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Our company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in our company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in our company's corporate governance structure and internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).
3.3*	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006.
3.4*	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007.
3.5*	Articles of Merger filed with the Secretary of State of February 12, 2008.
10.1	Participation Agreement dated November 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).
10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
31.1*

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE ENERGY CORP.

By: /s/ Rahim Rayani
Rahim Rayani
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 16, 2008