Form 10QSB
period 2008-05-31
FORCE ENERGY CORP.
filed 2008-07-21
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,994,000 common shares issued and outstanding as of July 18, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management the interim financial statements for the quarter ended May 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2008 and November 30, 2007
(Stated in US Dollars)
(Unaudited)

	May 31,	November 30,
ASSETS	2008	2007

Current
Cash	$649,744	$37,184

Oil and gas property
Unproved Properties – Note 4	145,702	95,702

	$795,446	$132,886

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$46,054	$2,375
Due to related party – Note 5	-	5,018

	46,054	7,393

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 6
270,000,000 shares authorized
45,994,000 shares issued (November 30, 2007, - 44,694,000
shares issued)	45,994	44,694
Additional paid in capital	1,323,302	169,602
Deficit accumulated during the development stage	(619,904)	(88,803)

	749,392	125,493

	$795,446	$132,886

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month and six month periods ended May 31, 2008 and 2007 and for the period from November 1, 2006 (Date of Inception)
to May 31, 2008
(Stated in US Dollars)
(Unaudited)

					November 1,
					2006 (Date of
	Six months ended		Three months ended		Inception) to
	May 31,		May 31,		May 31,
	2008	2007	2008	2007	2008
					(cumulative)

Expenses
Accounting and audit fees	$25,493	$16,429	$7,748	$9,376	$62,254
Bank charges	229	308	181	83	750
Consulting fees – Note 6	405,000	-	405,000	-	405,000
Legal fees	27,449	35,537	14,166	17,930	80,459
Management fees – Note 5	63,000	-	63,000	-	63,000
Office expenses	425	362	425	-	787
Rent – Note 5	3,000	-	3,000	-	3,000
Transfer and filing fees	6,505	13,961	6,057	300	22,148
Travel	-	838	-	-	838

Loss before other items	(531,101)	(67,435)	(499,579)	(27,689)	(638,236)

Other items:
Debt forgiveness	-	-	-	-	610
Foreign exchange gain	-	-	-	-	17,722

	-	-	-	-	18,332

Net loss for the period	$(531,101)	$(67,435)	$(499,577)	$(27,689)	$(619,904)

Basic loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
shares outstanding	44,994,546	41,025,286	45,291,826	44,500,087

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month and six month periods ended May 31, 2008 and 2007 and for the period from November 1, 2006 (Date of Inception)
to May 31, 2008
(Stated in US Dollars)
(Unaudited)

			November 1,
			2006 (Date of
	Six months ended		Inception) to
	May 31,		May 31,
	2008	2007	2008
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(531,101)	$(67,435)	$(619,904)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Debt forgiveness	-	-	(610)
Consulting fees paid in stock	405,000	-	405,000
Changes in non-cash working capital items related to
operations:
Prepaid expenses	-	5,500	-
Accounts payable and accrued liabilities	38,661	(39,702)	6,902

Net cash used in operating activities	(87,440)	(101,637)	(208,612)

Cash Flows used in Investing Activity
Acquisition of oil and gas property	(50,000)	(82,650)	(132,650)

Net cash used in investing activities	(50,000)	(82,650)	(132,650)

Cash Flows provided by Financing Activities
Capital stock issued	750,000	60,000	967,000
Cash acquired on reverse acquisition	-	37,058	37,058

Net cash provided by financing activities	750,000	97,058	1,004,058

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	612,560	(87,229)	649,744

Cash, beginning of the period	37,184	116,724	-

Cash, end of the period	$649,744	$29,495	$649,744

Non-cash Transaction – Note 7

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to May 31, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 6	– at $1.35	300,000	300	404,700	-	405,000
Net loss for the period		-	-	-	(531,101)	(531,101)

Balance May 31, 2008		44,994,000	$45,994	$1,323,302	$(619,904)	$749,392

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying six months to May 31, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s November 30, 2007 financial statements.

Operating results for the six months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company had not yet achieved profitable operations, had accumulated losses of $619,904 since its inception, had working capital of $603,690 which may not be sufficient to sustain operations over the next twelve months and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Force Energy Corp.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire.

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

Force Energy Corp.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	New Accounting Standards - (cont’d)

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Note 4	Oil and Gas Properties

	May 31, 2008
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$50,000	$95,702	$145,702

	November 30, 2007
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$-	$95,702	$95,702

a)	3D Seismic Data, Alberta, Canada

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

On November 30, 2007, the Grantor did not pay the promissory note and NEL and the Grantor entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well as full and final settlement of the promissory note.

Force Energy Corp.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Oil and Gas Properties – (cont’d)

	a)	3D Seismic Data, Alberta, Canada – (cont’d)

As a result of the Participation Agreement, NEL will assume 20% of all revenues, costs and expenses associated with the project.

	b)	Diamond Springs Prospect, Wyoming

By a letter agreement dated March 11, 2008, the Company agreed to purchase a 5% working interest in the Diamond Springs Prospect (the “Prospect”) and acquire an option to purchase an additional 20% working interest in the Prospect.

As consideration, the Company issued a $50,000 Promissory Note due without interest due on or before April 30, 2008 (settled April 16, 2008), and will pay $300,000 within 90 days of the execution of an acquisition agreement, at which time the Company will earn a 75% net revenue interest in the initial well. The Company is responsible for 100% of the costs of the drilling and testing of the initial well on the Prospect.

Upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option must be exercised on or before December 15, 2008. As at May 31, 2008 these common shares were unissued.

	c)	Dripping Rock Prospect, Sweetwater County Wyoming

On April 17, 2008 the Company executed a letter of intent to farmin whereby the Company agreed to participate as the “Farmee” in the Dripping Rock Prospect located in Sweetwater County, Wyoming.

Pursuant to the letter of intent to farmin, the Company shall pay the farmor $363,000 and $2,000,000 for the Company’s initial share of the lease costs and the dry hole costs, respectively, by July 15, 2008 for a 75% working interest and 60% net revenue interest in the first well. Upon completion, through tanks, on the earning well, the Company shall earn an assignment on the entire lease and all working interest parties shall pay their pro-rata share of any additional wells drilled on the lease. The total authority for expenditure (“AFE”) for the earning well is estimated at $3,635,000 and all adjustments to the AFE shall be credited to the Company.

Force Energy Corp.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 4		Oil and Gas Properties – (cont’d)

	c)	Dripping Rock Prospect, Sweetwater County Wyoming – (cont’d)

The parties further agreed to enter into a farmout and an operating agreement which is currently being negotiated.

Note 5		Related Party Transactions

The amount due to related party was due to the Company’s former director and is unsecured, non-interest bearing and has no specific terms for repayment.

Accounts payable includes $25,000 (November 30, 2007: $nil) owing to a company controlled by the Company’s director for unpaid management fees.

During the six month period ended May 31, 2008, the Company accrued $63,000 (six months ended May 31, 2007: $nil) for management fees and $3,000 (six months ended May 31, 2007: $nil) for rent charged by companies controlled by the Company’s director.

Note 6		Commitments

On April 16, 2008, the Company entered into three agreements for consultancy services, all of which expire on April 16, 2009, or after 10 days written notice given by either party if earlier. Pursuant to the agreements, the consultants received 100,000 common shares each as an inducement for entering into the agreements. These were recorded at their fair value of $1.35 per share, totalling $405,000. Prospect evaluation services will be charged by each consultant at $800 per day plus a 1% overriding royalty interest in the project being evaluated. In addition, each consultant will receive $35,000 and a 3% overriding royalty interest in any prospective projects generated by the consultant. In addition, one of the consultants will be entitled to receive a contractual hourly rate of $300 per hour or $2,000 per day, whichever is less for legal services.

Note 7		Non-cash Transaction

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the six months ended May 31, 2008, due to related party of $5,018 was reclassified to accounts payable.

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

As used in this quarterly report, and unless otherwise indicated, the terms “Force”, “we”, “us” and “our” mean Force Energy Corp., unless otherwise indicated.

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

On December 29, 2006, we consummated an agreement of merger and plan of reorganization with Nuance Resources, Corp. and Farrier Acquisition, Inc., our newly formed wholly-owned Nevada subsidiary. In connection with the closing of the merger transaction, Farrier Acquisition merged with and into Nuance Resources, Corp., and Nuance Resources, Corp. became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.”. In accordance with the agreement of merger and plan of reorganization, the stockholders of Nuance Resources, Corp. received the right to receive one share of our common stock for each issued and outstanding share of Nuance Resources, Corp.’s common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of Nuance Resources, Corp., the former stockholders of Nuance Resources, Corp. received 23,000,000 shares of our common stock.

Effective January 4, 2007, we completed the merger with our subsidiary, Nuance Resources, Corp., a Nevada corporation. As a result, we changed our name from “Farrier Resources Corp.” to “Nuance Resources Corp.”.

Effective February 12, 2008, we completed a merger with our subsidiary, Force Energy Corp., a Nevada corporation. As a result, we changed our name from “Nuance Resources Corp.” to “Force Energy Corp.”.

Our Current Business

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. The majority of our business is derived from projects identified by our principals. Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development.

Recent Corporate Developments

Since the completion of our quarter ended February 29, 2008 we have experienced the following significant corporate developments:

1.

On April 17, 2008 we executed a letter of intent with Desert Mining Inc., a Nevada corporation, pursuant to which we agreed to participate as the “Farmee” in the Dripping Rock Prospect located in Sweetwater County, Wyoming. Pursuant to the terms of the letter of intent, in order to earn a 75% working interest in the project, Force is required to pay Desert Mining its initial share of lease costs of $363,000 and the dry hole costs of $2,000,000 by July 15, 2008, which payment was not made by Force. If the transaction is completed then, through tanks, on the earning well, we will earn an assignment on the entire lease and all working interest parties will pay their pro-rata share of any additional wells drilled on the lease. The parties further agreed to enter into a farmout and an operating agreement within 7 business days upon agreement of the letter of intent. To date no farmout agreement has been entered into. Negotiations are continuing between the parties.

2.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Robert Perry pursuant to which Robert Perry agreed to provide certain consulting and advisory services to our company in consideration of which we agreed to, among other things: pay a legal consulting fee of $300 per hour or $2,000 per day; pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Perry and a 3% overriding royalty interest on 8/8 production and issue to Mr. Perry 100,000 shares of our common stock. We issued the 100,000 shares of our common stock to Mr. Perry pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. Robert B. Perry has a Masters in Law in Taxation from Georgetown University in DC. After working for the Department of Treasury from 1973 - 1979 he went on to working for Sun Company and Sun Oil Company from 1979 - 1986. For the past 23 years Mr. Perry has been working as a sole practitioner who specializes in Tax and is Board Certified in Tax Law by the Texas Board of Specialization. He has presented cases before the 5th circuit (Texas cases) and 10th circuit (Colorado cases) and U.S. Supreme Court.

3.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Leon Hinton pursuant to which Leon Hinton agreed to provide certain consulting and advisory services to our company in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Mr. Hinton 100,000 shares of our common stock. We issued the 100,000 shares of our common stock to Mr. Hinton pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. Mr. Hinton is currently a partner and vice president of Cornerstone Natural Resources LLC – an oil and gas exploration and production company located near Denver, Colorado. Following his seven years as a Commissioned Officer, Infantry Branch, in the U.S Army, Mr. Hinton commenced his petroleum industry career beginning with Texaco in 1973. During his 35 years in the oil- patch, Mr. Hinton has held managerial and vice presidential positions with Snyder Oil Company, Husky Oil Company, and Sun Exploration and Production Company.

4.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Bourgeois Energy, Inc. pursuant to which Bourgeois Energy has agreed to provide us with certain business consulting and advisory services in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Bourgeois Energy 100,000 shares of our common stock. We issued the 100,000 shares of our common stock to Craig Bourgeois, the principal of Bourgeois Energy pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. Mr. Bourgeois brings 25 years of executive experience in all phases of oil & gas exploration and development to Force Energy. Mr. Bourgeois holds a B.S. in Petroleum Geology from the University of Louisiana, Lafayette. With successful discoveries as Geophysical Engineer/Geologist for major oil companies such as Sunoco, Inc. and Oryx Energy – Mr. Bourgeois brings a unique blend of technical competence and business acumen to the company. His geographic areas of expertise include the Gulf Coast, Rocky Mountain Region, Mexico, Brazil, Australia, and the North Sea.

5.

On April 15, 2008 we completed a private placement of 1,000,000 shares of our common stock to Banque SCS Alliance SA (the “Subscriber”) at a price of $0.75 per share for gross proceeds of $750,000. The shares were issued to the Subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that the Subscriber represented that they were not a “US Person” as such term is defined in Regulation S. The proceeds of the offering are intended to be used for working capital.

6.

On March 17, 2008 James Bunney resigned as a member of our board of directors. There were no disagreements among Mr. Bunney, our company or our company’s board of directors on any matter relating to our company’s operations, policies or practices and there were no disagreements on any matter relating to the resignation of Mr. Bunney as director of our company.

7.

On March 11, 2008 we entered into a letter agreement with G2 Petroleum, LLC, a Delaware corporation, whereby we: (i) agreed to purchasing a 5% working interest in G2 Petroleum’s Diamond Springs Prospect; and (ii) acquired the option to purchase an additional 20% working interest in G2 Petroleum’s Diamond Springs Prospect. See “Purchase of Interest in Diamond Spring Prospect”, below.

8.

On March 10, 2008, the Board of Directors appointed Rahim Rayani as a member of the Board of Directors and as CEO, CFO, President, Secretary and Treasurer. For the past 4 years Rahim Rayani has been President & CEO of Gulf Coast Oil & Gas, Inc. a Houston, TX USA Venture. His responsibilities include raising capital, acquiring assets, brought the company into revenue through success on drilling 3 re-entry wells in Texas and manage all day to day operations and activities of a fully- reporting OTCBB company. Since 2003 Rahim Rayani has been President & CEO of R Capital Management Ltd. a Vancouver British Columbia based company, where he is a Management/Financial & Technology consultant for public and private companies with special focus on the oil & gas and resource/mining sectors. His responsibilities include raising funds for private and public companies through a network of high net worth individuals, institutions and business contacts.

Purchase of Interest in the Hayter Well

On August 1, 2006, County Line Energy Corp. (“County Line”) signed a participation agreement with Black Creek Resources Ltd. (“BCR”) in which County Line acquired the right to become the operator and drill the Hayter well (10D Hayter 10-8-40-1 W4M) located in Alberta, Canada. In order to exercise that interest and acquire the rights to drill the Hayter well, County Line agreed to pay 100% of all costs associated with the seismic option agreement and pay 100% of the funds required to purchase rights to any existing seismic on the property which may be for sale and or shoot additional 2D and 3D on the property as required, pursuant to standard industry costs and practices.

Pursuant to a Participation Agreement dated December 21, 2006 between Black Creek Resources Ltd (“BCR”) and Nuance Exploration Ltd. (“NEL”), a wholly owned subsidiary of the Company, we acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta, Canada by paying $82,650 for the purpose of acquiring and interpreting the seismic data. On October 15, 2007, prior to the evaluation of the 3D seismic data, County Line sold to BCR its 100% interest in the subject property and received as consideration a non-interest bearing promissory note for $111,144 (CDN$110,000) to be repaid by November 30, 2007.

On November 30, 2007, County Line did not repay the amounts owing pursuant to the promissory note and NEL and County Line entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well as full and final settlement of the promissory note. Pursuant to the terms of the Participation agreement NEL will assume 20% of all revenues, costs and expenses associated with the project.

Purchase of Interest in Diamond Spring Prospect

On March 11, 2008, we entered into a letter agreement with G2 Petroleum, LLC, a Delaware corporation, whereby we: (i) agreed to purchasing a 5% working interest in G2 Petroleum’s Diamond Springs Prospect; and (ii) acquired the option to purchase an additional 20% working interest in G2 Petroleum’s Diamond Springs Prospect.

Pursuant to the letter agreement, the parties further agreed as follows:

(a)	to enter into a definitive acquisition agreement, on terms and conditions which are normal practice for such oil and gas working interest acquisitions in the State of Wyoming;

(b)	upon acceptance by G2 Petroleum of the letter agreement, we pay G2 Petroleum $50,000 by way of promissory note due without interest on or before April 30, 2008 (which amounts have been advanced).

(c)

within 90 days of execution of the definitive acquisition agreement, we agreed to pay G2 Petroleum $300,000, and after having made such payment, we shall earn a 75% net revenue interest in the initial well;

(d)	we are responsible for 100% of the costs of the drilling and testing of the initial well on G2 Petroleum’s Diamond Springs Prospect;

(e)

upon drilling of the initial well, we will grant 250,000 shares of our common stock to G2 Petroleum as payment in full for a 5% working interest in all subsequent wells drilled on G2 Petroleum’s Diamond Springs Prospect; and

(f)

G2 Petroleum granted us the option to purchase up to an additional 20% working interest in all subsequent wells drilled on G2 Petroleum’s Diamond Springs Prospect at a price of $100,000 per 1% of working interest.

In connection with the letter agreement described above, on March 14, 2008, we agreed to pay G2 Petroleum, by way of promissory note, $50,000 on or before April 30, 2008, without interest (which amounts have been advanced).

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

County Line Energy Corp. is the operator of the Hayter well. We have been informed by County Line that it intends to complete the Hayter well in the late fall of 2008. As of the date of this quarterly report, the Hayter well has been cased and cemented in anticipation of the completion program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line will install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

G2 Petroleum, LLC is the operator of the Diamond Springs Prospect. G2 intends to drill and complete the initial Diamond Springs well in July 2008. Further feasibility studies are being negotiated.

We did not earn any revenues during the three month period ending May 31, 2008. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, from the Diamond Springs Prospect and/or the Dripping Rock Prospect.

Three Month Period Ended May 31, 2008

We incurred operating expenses in the amount of $499,579 for the three month period ended May 31, 2008 compared to $27,689 for the three month period ended May 31, 2007. The increase in operating expenses for the three month period ended May 31, 2008 as compared with the comparative quarter in 2007 was primarily due to an increase in consulting fees of $405,000 associated with the engagement of the Company’s advisory board and negotiation of prospective oil and gas projects. The operating expenses for the three month period ended May 31, 2007 consisted mainly of legal fees in the amount of $17,930, accounting and audit fees in the amount of $9,376 and transfer and filing fees in the amount of $300.

Six Month Period Ended May 31, 2008

We incurred operating expenses in the amount of $531,101 for the six month period ended May 31, 2008 as compared to $67,435 for the six month period ended May 31, 2007. The increase in operating expenses for the six month period ended May 31, 2008 was primarily due to the increase in consulting expenses associated with the engagement of the Company’s advisory board and negotiation of prospective oil and gas projects.. The operating expenses for the six month period ended May 31, 2007 consisted mainly of legal fees in the amount of $35,537, accounting and audit fees in the amount of $16,429 and transfer and filing fees in the amount of $13,961.

We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$180,000
Exploration expenses	$360,000
Professional fees	$60,000
General administrative expenses	$60,000
Total	$600,000

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $499,579 for the three month period ended May 31, 2008 compared to a net loss of $27,689 for the three month period ended May 31, 2007. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $660,000. We had working capital of $603,690 as of May 31, 2008. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

We have historically incurred losses, and through May 31, 2008 have incurred losses of $619,904 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We are subject to several categories of risk associated with our development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on our prospects are uncertainties inherent estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts payable and accrued liabilities and due to a related party approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Risks and Uncertainties

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $499,579 for the three month period ending May 31, 2008. As of May 31, 2008, we had working capital of $603,690. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to May 31, 2008, we have incurred aggregate losses of approximately $619,904. Our net loss for the three month period ended May 31, 2008 was $499,579 and was $531,101 for the six month period ended May 31, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Item 3A(T). Controls and Procedures.

As of May 31, 2008, our company carried out an evaluation, under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of May 31, 2008, our company’s disclosure controls and procedures were not effective. We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the completion of our fiscal quarter ended February 29, 2008 we completed the following sales of our equity securities that were not registered:

1.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Robert Perry pursuant to which Robert Perry agreed to provide certain consulting and advisory services to our company in consideration of which we agreed to, among other things: pay a legal consulting fee of $300 per hour or $2,000 per day; pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Perry and a 3% overriding royalty interest on 8/8 production and issue to Mr. Perry 100,000 shares of our common stock. In July, 2008, in accordance with the terms of the agreement we issued 100,000 shares of our common stock to Mr. Perry pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

2.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Leon Hinton pursuant to which Leon Hinton agreed to provide certain consulting and advisory services to our company in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Mr. Hinton 100,000 shares of our common stock. In July, 2008, in accordance with the terms of the agreement we issued 100,000 shares of our common stock to Mr. Hinton pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

3.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Bourgeois Energy, Inc. pursuant to which Bourgeois Energy has agreed to provide us with certain business consulting and advisory services in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Bourgeois Energy 100,000 shares of our common stock. In July, 2008, in accordance with the terms of the agreement we issued 100,000 shares of our common stock to Craig Bourgeois, the principal of Bourgeois Energy pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

4.

On April 15, 2008 we completed a private placement of 1,000,000 shares of our common stock to Banque SCS Alliance SA (the “Subscriber”) at a price of $0.75 per share for gross proceeds of $750,000. The shares were issued to the Subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that the Subscriber represented that they were not a “US Person” as such term is defined in Regulation S. The proceeds of the offering are intended to be used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2007).

3.4	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

3.5	Articles of Merger filed with the Secretary of State of February 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

10.1	Participation Agreement dated November 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).

10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.4	Letter of Intend to Farmout dated April 17, 2008 between our company and Desert Mining Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.5	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Robert B. Perry (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.6	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Leon Hinton (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.7	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Bourgeois Energy, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

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

FORCE ENERGY CORP.

By: /s/ Rahim Rayani
Rahim Rayani
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)
Date: July 21, 2008