Form 10QSB
period 2008-08-31
FORCE ENERGY CORP.
filed 2008-10-20
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52494

FORCE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

708 11th Ave SW Suite 219 Calgary, AB T2R 0E4
(Address of principal executive offices)

403-718-9842
(Issuer's telephone number)

601 – 8623 Granville Street, Vancouver, British Columbia V6P 5A2
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,994,000 common shares issued and outstanding as of October 2, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management the interim financial statements for the quarter ended August 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

 (Unaudited)

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)

(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2008 and November 30, 2007
(Stated in US Dollars)
(Unaudited)

	August 31,	November 30,
ASSETS	2008	2007
Current
Cash	$571,748	$37,184
Oil and gas properties
Unproved properties – Note 4	145,702	95,702
	$717,450	$132,886

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$70,881	$2,375
Due to related party – Note 5	-	5,018
	70,881	7,393

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 6
270,000,000 shares authorized
45,994,000 shares issued (November 30, 2007: 44,694,000
shares issued)	45,994	44,694
Additional paid in capital	1,323,302	169,602
Deficit accumulated during the development stage	(722,727)	(88,803)
	646,569	125,493
	$717,450	$132,886

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)

(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended August 31, 2008 and 2007 and for the period from November 1, 2006 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

					November 1,
					2006 (Date of
	Nine months ended		Three months ended		Inception) to
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008
					(cumulative)

Expenses
Accounting and audit fees	$38,427	$24,575	$12,934	$8,146	$75,188
Bank charges	286	429	57	121	807
Consulting fees – Note 6	405,000	-	-	-	405,000
Investor relations	21,000	-	21,000	-	21,000
Legal fees	36,999	42,298	9,550	9,761	90,009
Management fees – Note 5	110,250	-	47,250	-	110,250
Office expenses	425	362	-	-	787
Rent – Note 5	6,000	-	3,000	-	6,000
Transfer and filing fees	14,040	14,310	7,535	349	29,683
Travel	1,497	838	1,497	-	2,335

Loss before other items	(633,924)	(85,812)	(102,823)	(18,377)	(741,059)

Other items:
Debt forgiveness	-	610	-	610	610
Foreign exchange gain (loss)	-	(99)	-	(99)	17,722

	-	-	-	-	18,332

Net loss for the period	$(633,924)	$(85,301)	$(102,823)	$(17,866)	$(722,727)

Basic loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	45,140,849	42,223,540	45,994,000	44,594,000

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three and nine month periods ended August 31, 2008 and 2007 and for the period from November 1, 2006 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

			November 1,
			2006 (Date of
	Nine months ended		Inception) to
	August 31,		August 31,
	2008	2007	2008
			(cumulative)

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(633,924)	$(85,301)	$(722,727)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Debt forgiveness	-	(610)	(610)
Consulting fees paid in stock	405,000	-	405,000
Changes in non-cash working capital items related to
operations:
Prepaid expenses	-	5,500	-
Accounts payable and accrued liabilities	63,488	(43,087)	31,729

Net cash used in operating activities	(165,436)	(123,498)	(286,608)

Cash Flows used in Investing Activities
Acquisition of oil and gas properties	(50,000)	(82,650)	(132,650)
Cash acquired on reverse acquisition	-	37,058	37,058

Net cash used in investing activities	(50,000)	(45,592)	(95,592)

Cash Flows provided by Financing Activity
Capital stock issued	750,000	60,000	967,000

Net cash provided by financing activity	750,000	60,000	967,000

Effect of foreign currency translation	-	51	(13,052)

Increase (decrease) in cash during the period	534,564	(109,039)	571,748

Cash, beginning of the period	37,184	116,724	-

Cash, end of the period	$571,748	$7,685	$571,748

Non-cash Transaction – Note 7

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 6	– at $1.35	300,000	300	404,700	-	405,000
Net loss for the period		-	-	-	(633,924)	(633,924)

Balance August 31, 2008		45,994,000	$45,994	$1,323,302	$(722,727)	$646,569

SEE ACOMPANYING NOTES

FORCE ENERGY CORP.

(formerly Nuance Resources Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying nine months to August 31, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s November 30, 2007 financial statements.

Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 1, 2006. The Company was formed for the purpose of acquiring exploration and development stage oil and gas properties. The Company’s year-end is November 30.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company had not yet achieved profitable operations, had accumulated losses of $722,727 since its inception, had working capital of $500,867 which may not be sufficient to sustain operations over the next twelve months and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

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

	August 31, 2008
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

Upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option must be exercised on or before December 15, 2008. As at August 31, 2008 these common shares were unissued.

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

As at August 31, 2008, the letter of intent is not in good standing. The parties are currently negotiating terms for this project.

Note 5	Related Party Transactions

The amount due to related party was due to the Company’s former director and is unsecured, non-interest bearing and has no specific terms for repayment.

At August 31, 2008, accounts payable includes $33,250 (November 30, 2007: $NIL) owing to companies controlled by the Company’s director for unpaid management fees.

During the nine month period ended August 31, 2008, the Company accrued $110,250 (nine months ended August 31, 2007: $Nil) for management fees and $6,000 (nine months ended August 31, 2007: $Nil) for rent charged by companies controlled by the Company’s director.

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

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the nine months ended August 31, 2008, due to related party of $5,018 was reclassified to accounts payable.

Note 8	Subsequent Event

On September 1, 2008, the Company entered into a Management/Operations Agreement for a initial term of six months expiring March 1, 2009 for the provision of manager and operator services for the Company’s Diamond Springs Project. As compensation for manager/operator services, the Company will pay $10,000 upon signing the agreement and $5,000 per month over the term of the agreement. The contract will be automatically renewed for periods of one year unless 30 days notice of termination is given prior to the end of any calendar year during the term.

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

Recent Corporate Developments

Since the completion of our quarter ended May 31, 2008 we have experienced the following significant corporate developments:

1.

On September 1, 2008, we entered into a Management/Operations Agreement with North Coast Resource Development, LLC (“North Coast”) for a initial term of six months expiring March 1, 2009. Pursuant to the terms of the agreement, North Coast agreed to act as manager and operator for the Company’s Diamond Springs Project. As compensation for manager/operator services, the Company agreed to pay $10,000 upon signing the agreement and $5,000 per month over the term of the agreement. The contract is automatically renewable for periods of one year unless 30 days notice of termination is given prior to the end of any calendar year during the term.

2.

On September 27, 2008 we entered into a Contract Operations Agreement with Continental Production Company, LLC (“Continental”) pursuant to which Continental agreed to act as field operator for the Company’s Diamond Springs Project in consideration of which we agreed to pay Continental a fee of $2,500 per month. The agreement is for a term of one month commencing June 1, 2008 and continuing on a month to month basis unless otherwise terminated by either of the parties on 30 days notice.

3.	In September, 2008 we commenced a geothermal study of the Diamond Springs Prospect which we expect will be completed during our next fiscal quarter.

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

Purchase of Interest in Dripping Rock Prospect

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

North Coast Resource Development and Continental Production Company is exp be the manager and operator of the Diamond Springs Prospect. As soon as the geothermal work is complete, drill target will be defined and drill program will be initiated.

We did not earn any revenues during the three month period ending August 31, 2008. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, from the Diamond Springs Prospect and/or the Dripping Rock Prospect.

Three Month Period Ended August 31, 2008

We incurred operating expenses in the amount of $102,823 for the three month period ended August 31, 2008 compared to $17,866 for the three month period ended August 31, 2007. The increase in operating expenses for the three month period ended August 31, 2008 as compared with the comparative quarter in 2007 was primarily due to an increase in management fees of $47,250 associated with the negotiation of prospective oil and gas projects. The operating expenses for the three month period ended August 31, 2007 consisted mainly of management fees of $47,250, legal fees in the amount of $9,550, accounting and audit fees in the amount of $12,934 and transfer and filing fees in the amount of $7,535.

Nine Month Period Ended August 31, 2008

We incurred operating expenses in the amount of $633,924 for the nine month period ended August 31, 2008 as compared to $85,812 for the nine month period ended August 31, 2007. The increase in operating expenses for the nine month period ended August 31, 2008 was primarily due to the increase in consulting expenses of $405,000 associated with the engagement of the Company’s advisory board and negotiation of prospective oil and gas projects. The operating expenses for the nine month period ended August 31, 2007 consisted mainly of consulting fees in the amount of $405,000, management fees in the amount of $110,250, legal fees in the amount of $36,999, accounting and audit fees in the amount of $38,427and transfer and filing fees in the amount of $14,040.

We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$180,000
Exploration expenses	$360,000
Professional fees	$60,000
General administrative expenses	$60,000
Total	$660,000

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

We incurred a net loss of $102,823 for the three month period ended August 31, 2008 compared to a net loss of $17,866 for the three month period ended August 31, 2007. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $660,000. We had working capital of $500,867 as of August 31, 2008. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

We have historically incurred losses, and through August 31, 2008 have incurred losses of $722,727 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $102,823 for the three month period ending August 31, 2008. As of August 31, 2008, we had working capital of $500,867. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to August 31, 2008, we have incurred aggregate losses of approximately $722,727. Our net loss for the three month period ended August 31, 2008 was $102,823 and was $633,924 for the nine month period ended August 31, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Item 3A(T). Controls and Procedures.

As of August 31, 2008, our company carried out an evaluation, under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2008, our company’s disclosure controls and procedures were not effective. Our company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in our company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in our company's corporate governance structure and internal controls.

There were no changes in our internal control over financial reporting during the three months ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORCE ENERGY CORP.

By:
/s/ Rahim Rayani
Rahim Rayani
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)
Date: October 20, 2008