Form 10-K
period 2008-11-30
FORCE ENERGY CORP.
filed 2009-03-17
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-52494

FORCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 11th Ave SW Suite 219
Calgary, Alberta, Canada	T2R 0E4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 403-718-9842

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[ ] No[X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes[ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X] No[ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes[X] No[ ]

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $65,145,260 based on a price of $1.79 per share, being the average bid and asked price of such common equity as of May 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 45,994,000 shares of common stock as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

PART I

Forward Looking Statements.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this annual report and in our audited annual financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited annual financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, and unless otherwise indicated, the terms “Force”, the “Company”, “we”, “us” and “our” mean Force Energy Corp. (formerly Nuance Resources Corp.) and its subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

Corporate History

Prior to December 29, 2006, our business plan was focused on proceeding with the exploration of the Snippaker mineral claims to determine whether there are commercially exploitable mineral reserves. In 2006, our management was presented with a business opportunity by the management of a private company named Nuance Resources, Corp. that upon evaluation proved more interesting than our previous business plan. As a result, our management suspended its efforts in relation to the exploration of the Snippaker mineral claims at the time and entered into negotiations with Nuance Resources, Corp. After conducting our due diligence and concluding negotiations it was determined that a reverse acquisition of Nuance Resources, Corp. potentially presented greater benefits for our company than the unproven Snippaker mineral claims. In order to pursue this new business opportunity, we terminated our exploration activities and entered into negotiations for an agreement of merger and plan of reorganization.

On December 29, 2006, we consummated an agreement of merger and plan of reorganization with Nuance Resources, Corp. and Farrier Acquisition, Inc. (“Farrier Acquisition”), our wholly-owned Nevada subsidiary formed for the purpose of effecting the transaction. In connection with the closing of the merger transaction, Farrier Acquisition merged with and into Nuance Resources, Corp., and Nuance Resources, Corp. became a wholly-owned subsidiary of Farrier Resources Corp. named “Nuance Resources Corp.”. In accordance with the agreement of merger and plan of reorganization, the stockholders of Nuance Resources, Corp. received the right to receive one share of our common stock for each issued and outstanding share of Nuance Resources, Corp.’s common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of Nuance Resources, Corp., the former stockholders of Nuance Resources, Corp. received 23,000,000 shares of our common stock.

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

We are engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells. We are currently not an operator on any natural gas or oil wells. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next 12 months to support these activities. We presently hold 20% of the working interest of County Line Energy Corp. in the Hayter Well located in Alberta, Canada.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this annual report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

We did not earn any revenues during the year ended November 30, 2008. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of our quarter ended November 30, 2008 we have experienced the following significant corporate developments:

1.

On March 11, 2009 we entered into a loan agreement with G2 Petroleum, LLC. The loan is intended to form part of the purchase price for our acquisition of a working interest in the Diamond Springs Prospect. Pursuant to the terms of the loan agreement we advanced US$175,000 to G2 Petroleum, LLC. As consideration for the advance of the loan, G2 Petroleum agreed that the US$50,000 paid by us under the prior letter agreement between the parties would be included as part of the purchase price of a new agreement between the parties respecting the acquisition of G2 Petroleum’s working interest in the Diamond Springs Prospect. The loan is unsecured and payable on demand. As of the date of this annual report we are negotiating a definitive agreement with G2 Petroleum to acquire a working interest in the G2 Petroleum, LLC’s Diamond Springs Prospect. The agreement is intended to replace and supercede all prior arrangements between the parties. There is no assurance that the parties will complete such an agreement as planned or at all.

2.

During our first fiscal quarter of 2009 we advanced CDN$29,000 to County Line Energy Corp for costs and expenses associated with the Hayter Well. As of the date of this annual report we are negotiating the acquisition of a further working interest in the Hayter Well with County Line. There is no assurance that we will enter into an agreement to acquire a further working interest as planned or at all.

3.

During the quarter ended November 30, 2008 our letter of intent with Desert Mining Inc. expired. The prior letter of intent was for the purpose of acquiring Desert Mining’s interest in the Dripping Rock Prospect located in Sweetwater County, Wyoming. We are continuing to negotiate with Desert Mining with respect to a potential farm out agreement.

4.	On November 3, 2008 James Baglot resigned as our secretary. Rahim Rayani was appointed as our Secretary to fill the vacancy.

5.

On September 27, 2008 we entered into a Contract Operations Agreement with Continental Production Company, LLC (“Continental”) pursuant to which Continental agreed to act as field operator for the Company’s Diamond Springs Project in consideration of which we agreed to pay Continental a fee of $2,500 per month. The agreement is for a term of one month commencing June 1, 2008 and continuing on a month to month basis unless otherwise terminated by either of the parties on 30 days notice. The Company has not yet conducted drilling operations on the Diamond Springs property and has withheld the payment of any funds under the agreement until drilling operations commence.

6.	On September 11, 2008, we moved our head office to 708 11th Ave. SW Suite 219 Calgary, AB Canada T2R 0E4.

7.

On September 1, 2008, we entered into a Management/Operations Agreement with North Coast Resource Development, LLC (“North Coast”) for an initial term of six months expiring March 1, 2009. Pursuant to the terms of the agreement, North Coast agreed to act as manager and operator for the Company’s Diamond Springs Project. As compensation for manager/operator services, the Company agreed to pay $10,000 upon signing the agreement and $5,000 per month over the term of the agreement. In January, 2009 we terminated the agreement in consideration of a final payment of $10,000 to North Coast. We paid a total of $30,000 under the agreement to date.

8.

In September, 2008 we commenced a geothermal study of the Diamond Springs Prospect. The geothermal study was completed during our fourth fiscal quarter with positive results. The report of the independent geologist showed evidence of concentrations of potential commercial hydrocarbon’s in three sections allowing us to focus in on our future due diligence and drill targets.

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

On November 30, 2007, County Line did not repay the amounts owing pursuant to the promissory note and NEL and County Line entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well as full and final settlement of the promissory note. Pursuant to the terms of the Participation agreement NEL agreed to assume 20% of all revenues, costs and expenses associated with the project.

Location of Hayter Well

Force Energy Corp. has a 20% working interest in the Hayter Well (10D Hayter 10-8-40-1 W4M) located in Alberta, Canada. The well was spudded in January 2007 and drilled to a total depth. The well logs revealed a gas zone of 4 to 5 meters of thickness in a shallow zone and a heavy oil pay zone of 2 meters of thickness in the target Dina Sand zone.

Figure 1 - Location

County Line Energy completed a $650,000 3D seismic program covering nine sections of land in pursuit of a potential multi well heavy oil drilling opportunity. The geological model was based on interpretation from a previous well, which produced 16,000 barrels of heavy oil. The seismic program was designed to determine whether the structure found in this well existed to a larger extent on the subject property. The 3D seismic revealed an extremely large anomaly with similar characteristics. The nature of this large anomaly suggested that a multi well drilling opportunity might exist.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this annual report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

On March 9, 2009, Force received a report on reserves data for the Hayter Well prepared by its independent engineers. The report was prepared in accordance with the standards set out in the Canadian Oil and Gas Evaluation Handbook (COGE handbook). The reserves data are estimates of proved reserves and probable reserves and related future net revenue as at November 30, 2008. See “Properties”, below.

During our first fiscal quarter of 2009 we advanced CDN$29,000 to County Line Energy Corp for costs and expenses associated with the Hayter Well. As of the date of this annual report we are negotiating the acquisition of a further working interest in the Hayter Well with County Line. There is no assurance that we will enter into an agreement to acquire a further working interest as planned or at all.

Purchase of Interest in Diamond Spring Prospect

The Diamond Springs Prospect is located within the Wind River Basin, Wyoming. The Diamond Springs Prospect is comprised of three independent but geologically similar prospective locations within the 3,300 acre track and is situated in close proximity to productive oil and gas fields. The Northwest, North, and West Diamond Springs are shallow drilling prospects of 200’ to 1,100’ in depth, with a possible 72 drilling sites between the three locations based on 40 acre spacing.

On March 11, 2008, we entered into a letter agreement with G2 Petroleum, LLC, a Delaware corporation, whereby we: (i) agreed to purchase a 5% working interest in G2 Petroleum’s Diamond Springs Prospect; and (ii) acquired the option to purchase an additional 20% working interest in G2 Petroleum’s Diamond Springs Prospect.

As consideration, we issued a $50,000 promissory note due without interest due on or before April 30, 2008 (settled April 16, 2008), and agreed to pay $300,000 within 90 days of the execution of a definitive acquisition agreement, at which time we will earn a 75% net revenue interest in the initial well. During the term of the Agreement we are responsible for 100% of the costs of the drilling and testing of the initial well on the Prospect.

Upon drilling of the initial well, we agreed to issue to G2 Petroleum 250,000 shares of our common stock as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. G2 Petroleum further granted us the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option must be exercised on or before December 15, 2008.

As at the date of this annual report we did not exercise the option which expired on December 15, 2008 and the shares were not issued to G2 Petroleum. On March 11, 2009 we entered into a loan agreement with G2 Petroleum, LLC. The loan is intended to form part of the purchase price for our acquisition of a working interest in the Diamond Springs Prospect. Pursuant to the terms of the loan agreement we advanced US$175,000 to G2 Petroleum, LLC. As consideration for the advance of the loan, G2 Petroleum agreed that the US$50,000 paid by us under the prior letter agreement between the parties would be included as part of the purchase price of a new agreement between the parties respecting the acquisition of G2 Petroleum’s working interest in the Diamond Springs Prospect. The loan is unsecured and payable on demand. As of the date of this annual report we are negotiating a definitive agreement with G2 Petroleum to acquire a working interest in the G2 Petroleum, LLC’s Diamond Springs Prospect. The agreement is intended to replace and supercede all prior arrangements between the parties. There is no assurance that the parties will complete such an agreement as planned or at all.

Purchase of Interest in Dripping Rock Prospect

On April 17, 2008 we executed a letter of intent with Desert Mining Inc., a Nevada corporation, pursuant to which we agreed to participate as the “Farmee” in the Dripping Rock Prospect located in Sweetwater County, Wyoming. Pursuant to the terms of the letter of intent, in order to earn a 75% working interest in the project, Force is required to pay Desert Mining its initial share of lease costs of $363,000 and the dry hole costs of $2,000,000 by July 15, 2008, which payment was not made by Force. If the transaction is completed then, through tanks, on the earning well, we will earn an assignment on the entire lease and all working interest parties will pay their pro-rata share of any additional wells drilled on the lease. The parties further agreed to enter into a farm out and an operating agreement within 7 business days upon agreement of the letter of intent. To date no farm out agreement has been entered into and no costs have been incurred or paid with respect to this prospect. Negotiations are continuing between the parties.

Competition

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

Compliance with Government Regulation

We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits.

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. See “Employment Contracts”, below.

Subsidiaries

We have two non-operating subsidiaries, FRC Exploration Ltd. (a British Columbia Corporation) and Nuance Exploration Ltd. (a British Columbia Corporation).

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $786,407 for the year ended November 30, 2008. As of November 30, 2008, we had working capital of $324,315. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2008 have incurred losses of $875,210 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We depend on outside capital to pay for the exploration and development of our properties

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

From inception through to November 30, 2008, we have incurred aggregate losses of approximately $875,210. Our net loss for the year ended November 30, 2008 was $786,407 and $79,859 for the year ended November 30, 2007. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

The current global financial crisis that began in 2008 has had a material adverse effect on our financial results and proposed plan of operations due to a significant reduction in the demand and pricing for oil and gas. A continued recession in 2009 may lead to further significant fluctuations in demand and pricing for oil and gas. If we elect to proceed with the development of any of our property interests, our profitability may be significantly affected by decreased demand. Reduced demand and pricing pressures will adversely affect our financial condition and results of operations. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

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

ITEM 2. PROPERTIES.

Executive Offices

Our executive offices are located at 708 11th Ave SW Suite 219, Calgary, Alberta, Canada. We lease our head office in Calgary, Alberta at a rate of CDN$1,856 per month. Our head office is approximately 232sq/ft. Our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the foreseeable future.

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

Pursuant to a Participation Agreement dated December 21, 2006 between Black Creek Resources Ltd (“BCR”) and Nuance Exploration Ltd. (“NEL”), a wholly owned subsidiary of the Company, we acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land located in the province of Alberta, Canada by paying $82,650 (CDN$95,000) for the purpose of acquiring and interpreting the seismic data. On October 15, 2007, prior to the evaluation of the 3D seismic data, County Line sold to BCR its 100% interest in the subject property and received as consideration a non-interest bearing promissory note for $111,144 (CDN$110,000) to be repaid by November 30, 2007.

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

Purchase of Interest in Diamond Spring Prospect

The Diamond Springs Prospect is located within the Wind River Basin, Wyoming. The Diamond Springs Prospect is comprised of three independent but geologically similar prospective locations within the 3,300 acre track and is situated in close proximity to productive oil and gas fields. The Northwest, North, and West Diamond Springs are shallow drilling prospects of 200’ to 1,100’ in depth, with a possible 72 drilling sites between the three locations based on 40 acre spacing.

On March 11, 2008, we entered into a letter agreement with G2 Petroleum, LLC, a Delaware corporation, whereby we: (i) agreed to purchase a 5% working interest in G2 Petroleum’s Diamond Springs Prospect; and (ii) acquired the option to purchase an additional 20% working interest in G2 Petroleum’s Diamond Springs Prospect.

As consideration, we issued a $50,000 promissory note due without interest due on or before April 30, 2008 (settled April 16, 2008), and agreed to pay $300,000 within 90 days of the execution of a definitive acquisition agreement, at which time we will earn a 75% net revenue interest in the initial well. During the term of the Agreement we are responsible for 100% of the costs of the drilling and testing of the initial well on the Prospect.

Upon drilling of the initial well, we agreed to issue to G2 Petroleum 250,000 shares of our common stock as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. G2 Petroleum further granted us the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option must be exercised on or before December 15, 2008. As at the date of this annual report we did not exercise the option and the shares were not issued to G2 Petroleum.

Oil and Gas Properties and Wells

On March 9, 2009, Force received a report on reserves data for the Hayter Well prepared by its independent engineers, Chapman Petroleum Engineering Ltd. The report was prepared in accordance with the standards set out in the Canadian Oil and Gas Evaluation Handbook (COGE handbook).

The following table sets forth the number of wells in which the Company held a working interest as at November 30, 2008:

The Company has not since the beginning of its most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “FROC”. Our shares of common stock were initially approved for quotation on the Over-The-Counter Bulletin Board under the name Nuance Resources Corp. under the symbol, “NUNC.OB”. Effective February 12, 2008, we completed a merger with our subsidiary, Force Energy Corp., a Nevada corporation. As a result, we changed our name from “Nuance Resources Corp.” to “Force Energy Corp.”.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance.

Quarter Ended	High	Low
02/28/2007	$0.00	$0.00
05/31/2007	$0.00	$0.00
08/31/2007	$0.00	$0.00
11/30/2007	$0.00	$0.00
02/29/2008	$0.51	$0.00
05/31/2008	$2.35	$0.51
08/31/2008	$2.92	$0.60
11/30/2008	$1.36	$0.41

Transfer Agent

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701, telephone number 727.289.0010, facsimile: 727.289.0069.

Holders of our Common Stock

As of March 13, 2009, there were 30 registered stockholders holding 45,994,000 shares of our issued and outstanding common stock.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our capital stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

During the fiscal year ended November 30, 2008, we completed the following sales of our equity securities that were not registered:

1.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Robert Perry pursuant to which Robert Perry agreed to provide certain consulting and advisory services to our company in consideration of which we agreed to, among other things: pay a legal consulting fee of $300 per hour or $2,000 per day; pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Perry and a 3% overriding royalty interest on 8/8 production and issue to Mr. Perry 100,000 shares of our common stock. In May, 2008, in accordance with the terms of the agreement we issued 100,000 shares of our common stock to Mr. Perry pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

2.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Leon Hinton pursuant to which Leon Hinton agreed to provide certain consulting and advisory services to our company in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Mr. Hinton 100,000 shares of our common stock. In May, 2008, in accordance with the terms of the agreement we issued 100,000 shares of our common stock to Mr. Hinton pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

3.

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Bourgeois Energy, Inc. pursuant to which Bourgeois Energy has agreed to provide us with certain business consulting and advisory services in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Bourgeois Energy 100,000 shares of our common stock. In May, 2008, in accordance with the terms of the agreement we issued 100,000 shares of our common stock to Craig Bourgeois, the principal of Bourgeois Energy pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this annual report and in our audited annual financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited annual financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, and unless otherwise indicated, the terms “Force”, “we”, “us” and “our” mean Force Energy Corp., unless otherwise indicated.

Plan of Operation

Discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells. We are currently not an operator on any natural gas or oil wells. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next 12 months to support these activities. We presently hold 20% of the working interest of County Line Energy Corp. in the Hayter Well located in Alberta, Canada.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this annual report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

As of the date of this annual report the status of our agreements respecting our oil and gas properties is as follows:

(i)

Hayter Well. During our first fiscal quarter of 2009 we advanced CDN$29,000 to County Line Energy Corp for costs and expenses associated with the Hayter Well. As of the date of this annual report we are negotiating the acquisition of a further working interest in the Hayter Well with County Line. There is no assurance that we will enter into an agreement to acquire a further working interest as planned or at all.

(ii)

Diamond Springs Prospect. On March 11, 2009 we entered into a loan agreement with G2 Petroleum, LLC. The loan is intended to form part of the purchase price for our acquisition of a working interest in the Diamond Springs Prospect. Pursuant to the terms of the loan agreement we advanced US$175,000 to G2 Petroleum, LLC. As consideration for the advance of the loan, G2 Petroleum agreed that the US$50,000 paid by us under the prior letter agreement between the parties would be included as part of the purchase price of a new agreement between the parties respecting the acquisition of G2 Petroleum’s working interest in the Diamond Springs Prospect. The loan is unsecured and payable on demand. As of the date of this annual report we are negotiating a definitive agreement with G2 Petroleum to acquire a working interest in the G2 Petroleum, LLC’s Diamond Springs Prospect. The agreement is intended to replace and supercede all prior arrangements between the parties. There is no assurance that the parties will complete such an agreement as planned or at all.

(iii)

Dripping Rock Prospect. During the quarter ended November 30, 2008 our letter of intent with Desert Mining Inc. expired. The prior letter of intent was for the purpose of acquiring Desert Mining’s interest in the Dripping Rock Prospect located in Sweetwater County, Wyoming. We are continuing to negotiate with Desert Mining with respect to a potential farm out agreement.

We did not earn any revenues during the year ended November 30, 2008. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, from the Diamond Springs Prospect and/or the Dripping Rock Prospect.

Anticipated Cash Requirements

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2008 which are included herein.

Our operating results for the years ended November 30, 2008 and 2007 are summarized as follows:

	Years Ended
	November 30,
	2008	2007

Revenue	$-	$-
Operating Expenses	787,501	93,466
Net Loss	$786,407	$79,859

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive oil or gas reservoirs on our oil and gas prospects. All of our oil and gas prospects are undeveloped. The significant reduction in the price of oil following the global economic crises has materially affected our anticipated revenue stream from our property interests. As a result of the current low price of oil, our company will continue to incur expenses in excess of the revenues generated from our properties. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. We also intend to generate additional funds in the future through increased output following our company’s plan to increase the number of wells on our producing properties.

Expenses

Our expenses for the years ended November 30, 2008 and 2007 are outlined in the table below:

		Years Ended
		November 30,
	2008	2007

Accounting and audit fees	$46,333	$26,761
Bank charges	514	502
Consulting fees	408,500	-
Depreciation	582	-
Investor relations	33,159	-
Legal fees	41,982	49,360
Management fees	157,500	-
Office expenses	6,651	362
Rent	15,108	-
Tax penalties and interest	50,000	-
Transfer and filing fees	20,914	15,642
Travel	6,258	838
Total Expenses	$787,501	$93,466

Our expenses increased by 743% in fiscal 2008 as compared to fiscal 2007. The increase in our expenses for the year ended November 30, 2008 was due mainly to increased management and consulting fees associated with the development of our business and increased professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

On April 16, 2008, the Company entered into three consulting agreements, all of which will expire on April 16, 2009, or after 10 days written notice given by either party if earlier. Pursuant to the terms of the consulting agreements, the consultants received 100,000 common shares each as an inducement for entering into the agreements. These were recorded at their fair value of $1.35 per share, totalling $405,000. Prospect evaluation services are charged by each consultant at $800 per day plus a 1% overriding royalty interest in the project being evaluated. In addition, each consultant will receive $35,000 and a 3% overriding royalty interest in any prospective projects generated by the consultant. In addition, one of the consultants will be entitled to receive a contractual hourly rate of $300 per hour or $2,000 per day, whichever is less for legal services.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at November	Increase /
	November 30, 2008	30, 2007	(Decrease)

Current Assets	$472,725	$132,886	356%
Current Liabilities	$148,410	$7,393	2007%
Working Capital	$324,315	$125,493	258%

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase /
	November 30, 2008	November 30, 2007	(Decrease)
Cash used in Operating Activities	$(253,593)	$(130,896)	93.7%
Cash provided by Investing Activities	$(74,651)	$(82,650)	9.7%
Cash provided by Financing Activities	$750,000	$147,058	410%
Foreign Exchange Effect on Cash	-	$(13,052)	(100%	)
Net Increase (Decrease) in Cash	$421,756	$(79,540)	630.2%

We anticipate that we will incur approximately $60,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($253,593) during the year ended November 30, 2008 and ($130,896) during the year ended November 30, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of ($74,651) during the year ended November 30, 2008 and ($82,650) during the year ended November 30, 2007.

Cash from Financing Activities

We generated $750,000 cash from financing activities during the year ended November 30, 2008 compared to cash from financing activities in the amount of $147,058 during the year ended November 30, 2007. Cash generated by financing activities is attributable to a private placement we completed in April, 2008 consisting of 1,000,000 shares of our common stock at a price of $0.75 per share for gross proceeds of $750,000.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2008 have incurred losses of $875,210 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $786,407 for the year ended November 30, 2008. As of November 30, 2008, we had working capital of $324,315 and our estimated expenses over the next twelve months are $660,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The Company’s significant accounting policies are outlined in Note 2 to the audited financial statements of the Company accompanying this report. While not all of the significant accounting policies require difficult, subjective or complex judgments, the Company considers that the following accounting policies should be considered its most critical accounting policies:

Development Stage Activities

The Company is a development stage company as defined in the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 2 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at November 30, 2008, the Company has determined it has no assets retirement obligations.

Recent Accounting Pronouncements

On December 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

On December 1, 2007 Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of November 30, 2008, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FORCE ENERGY CORP.

(formerly Nuance Resources Corp)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and 2007

(Stated in US Dollars)

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Force Energy Corp
(Formerly Nuance Resources Corp.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Force Energy Corp. (formerly Nuance Resources Corp.; the “Company”, a Development Stage Company) and its subsidiaries as of November 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the years then ended and for the period from November 1, 2006 (Date of Inception) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Force Energy Corp. (formerly Nuance Resources Corp., a Development Stage Company) and its subsidiaries as of November 30, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the period from November 1, 2006 (Date of Inception) to November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has working capital which may not be sufficient to sustain operations over the next twelve months, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”
Chartered Accountants

Vancouver, Canada
March 13, 2009

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2008 and 2007
(Stated in US Dollars)

	2008	2007
ASSETS
Current
Cash	$458,940	$37,184
Deposits	13,517	-
Prepaid expenses	268	-

	472,725	37,184

Property and equipment – Note 5	4,069	-
Oil and gas properties, at full cost
Unproved Properties – Note 6	165,702	95,702

	$642,496	$132,886

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$148,410	$2,375
Due to related party – Note 7	-	5,018

	148,410	7,393

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8
270,000,000 shares authorized
45,994,000 shares issued (November 30, 2007, - 44,694,000 shares issued)	45,994	44,694
Additional paid in capital	1,323,302	169,602
Deficit accumulated during the development stage	(875,210)	(88,803)

	494,086	125,493

	$642,496	$132,886

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 6 and 10
Subsequent Events – Notes 6 and 10

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended November 30, 2008 and 2007 and
for the period from November 1, 2006 (Date of Inception)
to November 30, 2008
(Stated in US Dollars)

			Period from
			November 1,
			2006 (Date of
			Inception) to
			November 30
	2008	2007	2008
			(cumulative)

Expenses
Accounting and audit fees	$46,333	$26,761	$83,094
Bank charges	514	502	1,035
Consulting fees - Note 10	408,500	-	408,500
Depreciation	582	-	582
Investor relations	33,159	-	33,159
Legal fees	41,982	49,360	94,992
Management fees – Note 7	157,500	-	157,500
Office expenses	6,651	362	7,013
Rent – Note 7	15,108	-	15,108
Tax penalties and interest	50,000	-	50,000
Transfer and filing fees	20,914	15,643	36,557
Travel	6,258	838	7,096

Loss before other items	(787,501)	(93,466)	(894,636)

Other items:
Debt forgiveness	-	610	610
Foreign exchange gain	1,094	12,997	18,816

	1,094	13,607	19,426

Net loss and comprehensive loss for the period	$(786,407)	$(79,859)	$(875,210)

Basic loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	45,503,315	42,677,177

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2008 and 2007 and
for the period from November 1, 2006 (Date of Inception)
to November 30, 2008
(Stated in US Dollars)

			Period from
			November 1,
			2006 (Date of
			Inception) to
			November 30
	2008	2007	2008
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(786,407)	$(79,859)	$(875,210)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting fees paid in stock	405,000	-	405,000
Debt forgiveness	-	(610)	(610)
Depreciation	582	-	582
Changes in non-cash working capital items related to
operations:
Deposits	(13,517)	-	(13,517)
Prepaid expenses	(268)	5,500	(268)
Accounts payable and accrued liabilities	141,017	(55,927)	109,258

Net cash used in operating activities	(253,593)	(130,896)	(374,765)

Cash Flows used in Investing Activities
Acquisition of property and equipment	(4,651)	-	(4,651)
Acquisition and development costs of oil and gas	(70,000)	(82,650)	(152,650)
properties

Net cash used in investing activities	(74,651)	(82,650)	(157,301)

Cash Flows provided by Financing Activities
Capital stock issued	750,000	110,000	967,000
Cash acquired on reverse acquisition	-	37,058	37,058

Net cash provided by financing activities	750,000	147,058	1,004,058

Effect of foreign currency translation	-	(13,052)	(13,052)

Increase (decrease) in cash during the period	421,756	(79,540)	458,940

Cash, beginning of the period	37,184	116,724	-

Cash, end of the period	$458,940	$37,184	$458,940

Non-cash Transactions – Note 11

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to November 30, 2008
(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 10 – at $1.35		300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year		-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	$45,994	$1,323,302	$(875,210)	$494,086

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2008, the Company has working capital which may not be sufficient to sustain operations over the next twelve months and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has yet to achieve profitable operations, has accumulated losses of $875,210 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 2

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Activities

The Company is a development stage company as defined in the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Principles of Consolidation

These consolidated financial statements include the accounts of the merged Company (Note 3) and its wholly-owned subsidiaries, FRC Exploration Ltd. (a BC Corporation) (“FRC”) and Nuance Exploration Ltd. (a BC Corporation) (“NEL”). All significant inter- company balances and transactions have been eliminated.

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

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States (“US”) dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the SFAS No. 52, “Foreign Currency Translation”.

Assets and liabilities denominated in currencies other than US dollars are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 2 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non- producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Oil and Gas Properties – (cont’d)

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

Impairment of Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at November 30, 2008 and 2007, the Company has determined it has no assets retirement obligations.

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

Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share has not been provided as the Company has no potential common shares.

Comprehensive Income

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non- owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards

Recently adopted accounting pronouncements

On December 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

On December 1, 2007 Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of November 30, 2008, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.

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

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 8

Note 3	Reverse Merger and Recapitalization

Pursuant to an Agreement of Merger and Plan of Reorganization between Nuance Resources Corp. (formerly Farrier Resources Corp.), (“Farrier”), Farrier Acquisition Inc. (“Acquisition Inc”), a Nevada Corporation, and a wholly-owned subsidiary of Farrier incorporated for the sole purpose of the merger transactions, and Nuance Resources Corp (“Nuance”), a Nevada Corporation, on December 29, 2006, Acquisition Inc and Nuance merged and Nuance became the surviving company of the merger. All common shares outstanding of Acquisition Inc were converted into an equal number of common shares of Nuance. Pursuant to the agreement, on December 29, 2006 the shareholders of record of Nuance exercised their right to exchange their shares on a one for one basis for shares of Farrier. Accordingly on December 29, 2006, Nuance became a wholly-owned subsidiary company of Farrier.

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

On January 4, 2007, Farrier and Nuance entered into a subsequent merger agreement whereby Nuance merged with and into Farrier. All common shares outstanding of Nuance were converted into an equal number of common shares of Farrier. The surviving entity of the merger was Farrier. Immediately thereafter, Farrier changed its name to Nuance Resources Corp.

On December 29, 2006, the fair value (which approximated the carrying value) of the acquired net liabilities of Farrier were as follows:

Cash	$37,058
Accounts payable	(39,762)

Net liabilities	$(2,704)

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 9

Note 4	Financial Instruments

We adopted SFAS No. 157 on December 1, 2007 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non- performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 –	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –

inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –

inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company holds no Level 1 or Level 2 financial assets or liabilities.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities and due to related party in managements opinion approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 10

Note 5	Property and Equipment

Property and equipment consists of the following:

	November 30	November 30
	2008	2007

Computer equipment and software	$4,275	$-
Less: Accumulated depreciation	(535)	-
	3,740	-

Office equipment	376	-
Less: Accumulated depreciation	(47)	-
	329	-

	$4,069	$-

Note 6	Oil and Gas Properties

	November 30, 2008
	United
	States	Canada	Total
Unproved properties
- acquisition costs	$50,000	$95,702	$145,702
- development costs	20,000	-	20,000

	$70,000	$95,702	$165,702

	November 30, 2007
	United
	States	Canada	Total
Unproved properties
- acquisition costs	$-	$95,702	$95,702

a)	Hayter Prospect, Alberta, Canada

By a participation agreement dated December 21, 2006, Nuance Exploration Ltd. (“NEL”), a wholly owned subsidiary of the Company acquired a 100% ownership in the interpretation of 3D seismic data covering four sections of certain land, known as the Hayter Prospect, located in the province of Alberta, Canada by paying $82,650 (CDN$95,000) in costs of acquiring and interpreting the seismic data.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 11

Note 6	Oil and Gas Properties – (cont’d)

	a)	Hayter Prospect, Alberta, Canada – (cont’d)

On October 15, 2007, prior to the evaluation of the 3D seismic data, NEL sold to the original grantor (the Grantor) its 100% interest in the subject property and received as consideration a non-interest bearing promissory note for $111,144 (CDN$110,000) to be repaid by November 30, 2007.

On November 30, 2007, the Grantor did not pay the promissory note and NEL and the Grantor entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well as full and final settlement of the promissory note. As at November 30, 2008, the 20% working interest of the Hayter well is recorded at $95,702 (2007 - $95,702) on the balance sheet.

As a result of the Participation Agreement, NEL will assume 20% of all revenues, costs and expenses associated with the project.

Subsequent to November 30, 2008, the Company advanced $23,939 (Cdn $29,000) for costs and expenses associated with the project.

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

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 12

Note 6	Oil and Gas Properties – (cont’d)

	b)	Diamond Springs Prospect, Wyoming – (cont’d)

Upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. As at November 30, 2008 these common shares were unissued. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option expired unexercised on December 15, 2008.

By an agreement dated March 9, 2009, the Company advanced an additional $175,000, subsequent to November 30, 2008, by way of a loan to the vendor of the Diamond Springs Prospect with the intention that this loan, together with the original advance of $50,000, are to be included as part of the purchase price included in a definitive agreement in respect to the acquisition by the Company of a working interest in the Prospect. The definitive agreement is intended to replace and supercede all prior agreements between the parties. There is no assurance that the parties will complete this definitive agreement as planned or at all. The loan is unsecured, bears interest at 10% per annum, compounded annually, effective as of May 31, 2009, and is repayable on December 17, 2010.

Note 7	Related Party Transactions

The amount due to related party was due to the Company’s former director and is unsecured, non-interest bearing and has no specific terms for repayment.

Accounts payable at November 30, 2008 includes $64,250 (2007: $nil); owing to the Company’s director and companies controlled by the Company’s director for unpaid corporate expenses of $14,750, unpaid management fees of $48,500 and rent of $1,000 respectively.

During the year ended November 30, 2008, the Company accrued $157,500 (2007: $nil) for management fees and $7,000 (2007: $nil) for rent charged by companies controlled by the Company’s director.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 13

Note 8	Capital Stock

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

On April 16, 2008, the Company agreed to issue 300,000 common shares (issued May 2008) with a fair value of $1.35 per share totalling $405,000 pursuant to three consultancy contracts.

On April 17, 2008, the Company issued 1,000,000 common shares at $0.75 per share for total proceeds of $750,000 pursuant to a private placement.

Note 9	Deferred Income Taxes

At November 30, 2008, the Company has accumulated net operating losses in the United States of America totalling approximately $825,000 which are available to reduce taxable income in future taxation years. At November 30, 2008 the Company has accumulated Canadian oil and gas resource property expenditures aggregating $88,800 (CDN$110,000) which may be used to reduce taxable income in future taxation years.

The Company's income tax expense for the years ended November 30, 2008 and 2007 differed from the United States statutory rates:

	2008	2007

Effective tax rate	34%	34%

Statutory rate applied to loss before income taxes	$(267,000)	$(27,000)
Permanent difference	17,000	-
Increase in income taxes resulting from:
Change in valuation allowance	250,000	27,000

Income tax expense	$-	$-

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 14

Note 9	Deferred Income Taxes – (cont’d)

The significant components of the Company’s deferred tax assets are as follows:

	2007	2007

Deferred tax assets
Net operating losses carryforward	$280,000	$30,000
Less: valuation allowance	(280,000)	(30,000)

Net deferred tax assets	$-	$-

These losses expire as follows:

Year of Expiry	Loss

2026	$9,000
2027	80,000
2028	736,000

$825,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

On December 1, 2007, the Company adopted FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company's tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation. The Company is subject to tax examinations by tax authorities for all taxation years ending on or after November 30, 2006.

FORCE ENERGY CORP.
(formerly Nuance Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007
(Stated in US Dollars) – Page 15

Note 10	Commitments

a)

On April 16, 2008, the Company entered into three agreements for consultancy services, all of which expire on April 16, 2009, or after 10 days written notice given by either party if earlier. Pursuant to the agreements, the consultants received 100,000 fully vested common shares each as an inducement for entering into the agreements. These were recorded at their fair value of $1.35 per share, totalling $405,000. Prospect evaluation services will be charged by each consultant at $800 per day plus a 1% overriding royalty interest in the project being evaluated. Each consultant will receive $35,000 and a 3% overriding royalty interest in any prospective projects generated by the consultant. In addition, one of the consultants will be entitled to receive a contractual hourly rate of $300 per hour or $2,000 per day, whichever is less for legal services.

b)

On September 1, 2008, the Company entered into a Management/Operations Agreement for an initial term of six months expiring March 1, 2009, whereby a company was appointed the manager and operator of the Company’s Diamond Springs Project. As compensation for manager/operator services the Company will pay the company $10,000 upon signing the agreement and $5,000 per month over the term of the agreement. The contract will be automatically renewed for periods of 1 year unless 30 days notice of termination is given prior to the end of any calendar year during the term. In January 2009 the Company terminated the agreement in consideration of a final payment of $10,000.

Note 11	Non-cash Transactions

a)

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended November 30, 2007, the Company sold its cost interest in the 3D seismic data for a promissory note. On November 30, 2007, the Company settled the promissory note for a 20% of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well (Note 6). This transaction has been excluded from the statements of cash flows.

b)

Upon the resignation of the past president during the year ended November 30, 2008, $5,018 which had been recorded as due to related party was reclassified to accounts payable and accruals. This reallocation has been excluded from the statements of cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2008 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2009, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 13, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rahim Rayani	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	34	March 10, 2008

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

Rahim Rayani is our president, chief executive officer, chief financial officer, secretary and our sole director. Mr. Rayani has been our president, chief executive officer, chief financial officer, secretary and our sole director since March 10, 2008. For the past 4 years Rahim Rayani has been President & CEO of Gulf Coast Oil & Gas, Inc. a Houston, TX USA Venture. His responsibilities include raising capital, acquiring assets, brought the company into revenue through success on drilling 3 re-entry wells in Texas and manage all day to day operations and activities of a fully- reporting OTCBB company. Since 2003 Rahim Rayani has been President & CEO of R Capital Management Ltd. a Vancouver British Columbia based company, where he is a Management/Financial & Technology consultant for public and private companies with special focus on the oil & gas and resource/mining sectors. His responsibilities include raising funds for private and public companies through a network of high net worth individuals, institutions and business contacts.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Rahim Rayani	1(1)	1(1)	N/A

(1) Rahim Rayani filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the “named executive officers”, for our fiscal years ended November 30, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Rahim Rayani(1) President, Chief Executive Officer and Chief Financial Officer, Secretary and Director	2008 2007	157,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	157,000 Nil
James Bunney(2) (formerly President, Chief Executive Officer, Chief Financial Officer and Director)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Rahim Rayani has been our president, chief executive officer, chief financial officer, and director of the Company since March 10, 2008.

(2)	James Bunney resigned as president, chief executive officer and chief financial officer of the Company on March 10, 2008 and as a director on March 17, 2008.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended November 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended November 30, 2008.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. During the year ended November 30, 2008 we entered into the following consulting agreements:

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

On April 16, 2008, we entered into an Advisory and Business Consulting Services Agreement with Bourgeois Energy, Inc. pursuant to which Bourgeois Energy has agreed to provide us with certain business consulting and advisory services in consideration of which we agreed to, among other things: pay a consulting fee of $800 per day for evaluation of prospects; pay a fee of $35,000 per prospect generated by Mr. Hinton and a 3% overriding royalty interest on 8/8 production; and issue to Bourgeois Energy 100,000 shares of our common stock. We issued 100,000 shares of our common stock to Craig Bourgeois, the principal of Bourgeois Energy pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. Mr. Bourgeois brings 25 years of executive experience in all phases of oil & gas exploration and development to Force Energy. Mr. Bourgeois holds a B.S. in Petroleum Geology from the University of Louisiana, Lafayette. With successful discoveries as Geophysical Engineer/Geologist for major oil companies such as Sunoco, Inc. and Oryx Energy – Mr. Bourgeois brings a blend of technical competence and business acumen to the company. His geographic areas of expertise include the Gulf Coast, Rocky Mountain Region, Mexico, Brazil, Australia, and the North Sea.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 13, 2009, there were 45,994,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Rahim Rayani 304 – 530 12th Avenue SW Calgary, AB T2R 0E4	9,600,000	20.9%

Common Stock	Directors and Officers as a group	9,600,000	20.9%
5% Shareholders:
Common Stock	James D. Bunney 203 – 3808 35th Ave Vernon, BC V1T 2T9	4,400,000	9.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 45,994,000 shares of common stock issued and outstanding as of March 13, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended November 30, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Rahim Rayani, is also our president, chief executive officer, chief financial officer and secretary. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. Our audit committee is presently composed of our sole officer and director. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the sole audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

Transactions with Independent Directors

Our sole director, Rahim Rayani, is also our president, chief executive officer, chief financial officer and secretary. As a result, we do not have any independent directors.

Board of Directors

Our board of directors currently acts with one member consisting of Rahim Rayani. We have determined that Mr. Rayani is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our sole director and officer.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company's internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended November 30, 2008 and November 30, 2007 for professional services rendered by BDO Dunwoody LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2008	Year Ended November 30, 2007
Audit Fees and Audit Related Fees	$38,515	$20,846
Tax Fees	-	-
All Other Fees	-	-
Total	$38,515	$20,846

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP independent.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2007).

3.4	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

3.5	Articles of Merger filed with the Secretary of State of February 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

10.1	Participation Agreement dated November 30, 2007 between County Line Energy Corp. and Nuance Exploration Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).

10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.4	Letter of Intent to Farm out dated April 17, 2008 between our company and Desert Mining Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.5	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Robert B. Perry (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.6	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Leon Hinton (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.7	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Bourgeois Energy, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.8*	Loan Agreement between Force Energy Corp. and G2 Petroleum, LLC dated March 11, 2009

10.9*	Lease Agreement between Force Energy Corp. and TEG Inc. dated September 11, 2008

14.1*	Code of Ethics

21.1*	Subsidiaries

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE ENERGY CORP.

By	/s/ Rahim Rayani
Rahim Rayani
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	March 13, 2009