Form 10-Q
period 2009-02-28
FORCE ENERGY CORP.
filed 2009-04-20
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ________

Commission File No. 000-52494

FORCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 11th Ave SW Suite 219, Calgary, Alberta, Canada T2R 0E4
(Address of principal executive offices) (zip code)

403-718-9842
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 45,994,000 shares of common stock as of April 14, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

(Unaudited)

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2009 and November 30, 2008
(Stated in US Dollars)
(Unaudited)

	February 28	November 30
	2009	2008
ASSETS
Current
Cash	$144,571	$458,940
Deposits	1,473	13,517
Prepaid expenses	-	268

	146,044	472,725

Loan receivable – Note 5	175,000	-
Property and equipment – Note 4	3,487	4,069
Oil and gas properties, at full cost
Unproved Properties – Note 5	207,846	165,702

	$532,377	$642,496

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$142,326	$148,410

Asset retirement obligation – Note 7	3,206	-

	145,532	148,410

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8
270,000,000 shares authorized
45,994,000 shares issued (November 30, 2008, - 45,994,000
shares issued)	45,994	45,994
Additional paid in capital	1,323,302	1,323,302
Deficit accumulated during the development stage	(982,451)	(875,210)

	386,845	494,086

	$532,377	$642,496

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 5 and 9
Subsequent event – Note 5

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three month periods ended February 28, 2009 and February 29, 2008, and for the period from November 1, 2006 (Date of Inception)
to February 28, 2009
(Stated in US Dollars)
(Unaudited)

			Period from
			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009
			(cumulative)

Expenses
Accounting and audit fees	$32,933	$17,745	$116,027
Bank charges	499	48	1,534
Consulting fees - Note 9	-	-	408,500
Depreciation	582	-	1,164
Investor relations	8,000	-	41,159
Legal fees	11,163	13,283	106,155
Management fees – Note 6	47,250	-	204,750
Office expenses	403	-	7,416
Rent – Note 6	5,587	-	20,695
Tax penalties and interest	-	-	50,000
Transfer and filing fees	594	448	37,151
Travel	-	-	7,096

Loss before other items	(107,011)	(31,524)	(1,001,647)

Other items:
Debt forgiveness	-	-	610
Foreign exchange gain (loss)	(230)	-	18,586

	(230)	-	19,196

Net loss and comprehensive loss for the period	$(107,241)	$(31,524)	$(982,451)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	45,994,000	44,694,000

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended February 28, 2009 and February 29, 2008, and for the period from November 1, 2006 (Date of Inception)
to February 28, 2009
(Stated in US Dollars)
(Unaudited)

			Period from
			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(107,241)	$(31,524)	$(982,451)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting fees paid in stock	-	-	405,000
Debt forgiveness	-	-	(610)
Depreciation	582	-	1,164
Changes in non-cash working capital items related to
operations:
Deposits	12,044	-	(1,473)
Prepaid expenses	268	-	-
Accounts payable and accrued liabilities	(6,084)	22,428	103,174

Net cash used in operating activities	(100,431)	(9,096)	(475,196)

Cash Flows used in Investing Activities
Advance of loan receivable	(175,000)	-	(175,000)
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas
properties	(38,938)	-	(191,588)

Net cash used in investing activities	(213,938)	-	(371,239)

Cash Flows provided by Financing Activities
Capital stock issued	-	-	967,000
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	-	-	1,004,058

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	(314,369)	(9,096)	144,571

Cash, beginning of the period	458,940	37,184	-

Cash, end of the period	$144,571	$28,088	$144,571

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to February 28, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 8	– at $1.35	300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year		-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	45,994	1,323,302	(875,210)	494,086

Net loss and comprehensive loss for the period		-	-	-	(107,241)	(107,241)

Balance February 28, 2009		45,994,000	$45,994	$1,323,302	$(982,451)	$386,845

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2008, has been omitted. The results of operations for the three-month period ended February 28, 2009 are not necessarily indicative of results for the entire year ending November 30, 2009.

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

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

At February 28, 2009, the Company has working capital which may not be sufficient to sustain operations over the next twelve months and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has yet to achieve profitable operations, has accumulated losses of $982,451 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3	New Accounting Standards

Recently adopted accounting pronouncements

On December 1, 2008, the Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, became effective for the Company. The adoption of SFAS 161 had no effect on the financial position and results of operations of the Company because the Company has not entered into any hedging arrangements nor issued any derivative instruments during the period.

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. There was no impact on the Company’s quarterly financial statements resulting from the adoption of this standard.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07- 5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its financial position and results of operations.

Note 4	Property and Equipment

Property and equipment consists of the following:

	February 28	November 30
	2009	2008

Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(1,070)	(535)
	3,205	3,740

Office equipment	376	376
Less: Accumulated depreciation	(94)	(47)
	282	329

	$3,487	$4,069

Note 5	Oil and Gas Properties

	February 28, 2009
	United
	States	Canada	Total
Unproved properties
- acquisition costs	$50,000	$119,640	$169,640
- development costs	35,000	-	35,000
- asset retirement obligation	-	3,206	3,206

	$85,000	$122,846	$207,846

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009
(Stated in US Dollars)
(Unaudited) – Page 4

Note 5	Oil and Gas Properties – (cont’d)

	November 30, 2008
	United
	States	Canada	Total
Unproved properties
- acquisition costs	$50,000	$95,702	$145,702
- development costs	20,000	-	20,000

	$70,000	$95,702	$165,702

a)	Hayter Prospect, Alberta, Canada

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

During the three month period ended February 28, 2009, the Company advanced $23,938, which, pending the completion of the acquisition agreement, will be included as part of the purchase price for an additional 30% interest in the Hayter Prospect.

As at February 28, 2009, the 20% working interest of the Hayter well is recorded at $119,640 (November 30, 2008 - $95,702) on the balance sheet. The company recorded $3,206 (Cdn$4,040) as an asset retirement obligation.

As a result of the Participation Agreement, NEL will assume 20% of all revenues, costs and expenses associated with the project.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Oil and Gas Properties – (cont’d)

b)	Diamond Springs Prospect, Wyoming

By a letter agreement dated March 11, 2008, the Company agreed to purchase a 5% working interest in the Diamond Springs Prospect (the “Prospect”) and acquire an option to purchase an additional 20% working interest in the Prospect.

As consideration, the Company issued a $50,000 Promissory Note without interest due on or before April 30, 2008 (settled April 16, 2008), and will pay $300,000 within 90 days of the execution of an acquisition agreement (see agreement related to Diamond Springs Prospect below), at which time the Company will earn a 75% net revenue interest in the initial well. The Company is responsible for 100% of the costs of the drilling and testing of the initial well on the Prospect.

Upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. As at February 28, 2009 these common shares were unissued. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option expired unexercised on December 15, 2008.

In December 2008, the Company advanced an additional $175,000, pursuant to the loan agreement dated March 11, 2009, to the vendor of the Diamond Springs Prospect with the intention that this loan, together with the original payment of $50,000, are to be included as part of the purchase price included in a definitive agreement in respect to the acquisition by the Company of a working interest in the Prospect. The definitive agreement is intended to replace and supercede all prior agreements between the parties. There is no assurance that the parties will complete this definitive agreement as planned or at all. The loan is unsecured, bears interest at 10% per annum, compounded annually, effective as of May 31, 2009, and is repayable on December 17, 2010.

Note 6	Related Party Transactions

Accounts payable at February 28, 2009 include $55,000 (November 30, 2008 - $64,250); owing to the Company’s director and companies controlled by the Company’s director for unpaid corporate expenses of $nil (November 30, 2008 - $14,750), unpaid management fees of $55,000 (November 30, 2008 - $48,500) and rent of $nil (November 30, 2008 - $1,000) respectively.

Total management fees charged by the Company’s director during the three month period ended February 28, 2009 were $47,250 (three month period ended February 29, 2008: $nil).

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 7	Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at February 28, 2009 to be $3,206. (November 30, 2008 - $nil), based on a total undiscounted liability of $5,558 (Cdn$7,000) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next ten years, with the majority of the cost incurred between 2016 and 2019. The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	February 28,	November 30
	2009	2008

Balance, beginning of period	$-	$-
Liabilities incurred	3,206	-
Accretion expense	-	-

	$3,206	$-

Note 8	Capital Stock

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

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009
(Stated in US Dollars)
(Unaudited) – Page 7

Note 9	Commitments

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

During the three month period ended February 28, 2009 (February 29, 2008: $nil) there were no expenditures incurred pursuant to the agreements.

The company is currently in the process of renewing the agreements with the consultants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk and Uncertainties”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “Force” means Force Energy Corp. and its subsidiaries, unless otherwise indicated.

Our Current Business

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. The majority of our business is derived from projects identified by our principals. Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development. We are currently not an operator on any natural gas or oil wells. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next twelve months to support these activities. We presently hold 20% of the working interest of County Line Energy Corp. in the Hayter Well located in Alberta, Canada.

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

We have not earned any revenues to date. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well or from any other properties or projects in which we hold a working or direct interest.

We did not earn any revenues during the quarter ended February 28, 2009. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of our quarter ended February 28, 2009 we have experienced the following significant corporate developments:

1.

During our first fiscal quarter of 2009 we advanced $23,938 (CDN$29,000) to County Line Energy Corp for costs and expenses associated with the Hayter Well. As of the date of this quarterly report we are negotiating the acquisition of a further working interest in the Hayter Well with County Line. There is no assurance that we will enter into an agreement to acquire a further working interest as planned or at all.

2.

On March 9, 2009, Force received a report on reserves data for the Hayter Well prepared by its independent engineers. The report was prepared in accordance with the standards set out in the Canadian Oil and Gas Evaluation Handbook (COGE handbook). The reserves data are estimates of proved reserves and probable reserves and related future net revenue as at November 30, 2008. The results of our reserves report were included in our annual report on Form 10-K for the year ended November 30, 2008.

3.

On March 11, 2009 we entered into a loan agreement with G2 Petroleum, LLC pursuant to which we advanced to G2 Petroleum, LLC $175,000. The loan is intended to form part of the purchase price for our acquisition of a working interest in the Diamond Springs Prospect. As consideration for the advance of the loan, G2 Petroleum agreed that the $50,000 paid by us under the prior letter agreement between the parties would be included as part of the purchase price of a new agreement between the parties respecting the acquisition of G2 Petroleum’s working interest in the Diamond Springs Prospect. The loan is unsecured and payable on demand. As of the date of this annual report we are negotiating a definitive agreement with G2 Petroleum to acquire a working interest in the G2 Petroleum, LLC’s Diamond Springs Prospect. The agreement is intended to replace and supercede all prior arrangements between the parties. There is no assurance that the parties will complete such an agreement as planned or at all.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended February 28, 2009 which are included herein.

Our operating results for the three month period ended February 28, 2009 and February 29, 2008 are summarized as follows:

	Three Month Period Ended
	February 28,	February 29,
	2009	2008
Revenue	$-	$-
Operating Expenses	107,011	31,524
Net Loss and Comprehensive Loss	$107,241	$31,524

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive oil or gas reservoirs on our oil and gas prospects. All of our oil and gas prospects are undeveloped. The significant reduction in the price of oil following the global economic crises has materially affected our anticipated revenue stream from our property interests. We anticipate that our company will continue to incur expenses without generating significant revenues. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Expenses

Our expenses for the three month period ended February 28, 2009 and February 29, 2008 are outlined in the table below:

	Three Month Period Ended		Percentage
	February 28,	February 29,	Increase /
	2009	2008	(Decrease)

Accounting and audit fees	$32,933	$17,745	85.6%
Bank charges	499	48	939.6%
Consulting fees	-	-	N/A
Depreciation	582	-	100%
Investor relations	8,000	-	100%
Legal fees	11,163	13,283	(16%	)
Management fees	47,250	-	100%
Office expenses	403	-	100%
Rent	5,587	-	100%
Tax penalties and interest	-	-	N/A
Transfer and filing fees	594	448	32.6%
Travel	-	-	N/A
Total Expenses	$107,011	$31,524	239.45%

Our expenses increased by 239.45% for the quarter ended February 28, 2009 as compared to the quarter ended February 29, 2008. The increase in our expenses for the quarter ended February 28, 2009 was due mainly to increased management and investor relations fees associated with the development of our business, payment of rent for our business premises, and an increase in accounting and audit fees for professional services to meet ongoing public filing requirements.

On April 16, 2008, we entered into three consulting agreements, all of which will expire on April 16, 2009, or after 10 days written notice given by either party if earlier. Pursuant to the terms of the consulting agreements, the consultants received 100,000 common shares each as an inducement for entering into the agreements. These were recorded at their fair value of $1.35 per share, totaling $405,000. Prospect evaluation services are charged by each consultant at $800 per day plus a 1% overriding royalty interest in the project being evaluated. In addition, each consultant will receive $35,000 and a 3% overriding royalty interest in any prospective projects generated by the consultant. In addition, one of the consultants will be entitled to receive a contractual hourly rate of $300 per hour or $2,000 per day, whichever is less for legal services. We are currently in the process of renewing the agreements with the consultants.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	February 28,	November 30,	Increase /
	2009	2008	(Decrease)
Current assets	$146,044	$472,725	(69.1%	)
Current liabilities	$142,326	$148,410	(4.1%	)
Working capital	$3,718	$324,315	(98.85%	)

Cash Flows

	Three Month	Three Month	Percentage
	Period Ended	Period Ended	Increase /
	February 28, 2009	February 29, 2008	(Decrease)
Net cash used in operating activities	$(100,431)	$(9,096)	(1,004.1%	)
Net cash used in investing activities	$(213,938)	$-	(100%	)
Net cash provided by financing activities	$-	$-	N/A
Effect of foreign currency translation	$-	$-	N/A
Increase (decrease) in cash	$(314,369)	$(9,096)	(3,356.1%	)

We anticipate that we will incur approximately $660,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Securities Exchange Act of 1934 during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $100,431 during the three month period ended February 28, 2009 and $9,096 during the three month period ended February 29, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $213,938 during the three month period ended February 28, 2009 and $Nil during the three month period ended February 29, 2008. Cash used in investing activities was funded by cash from financing activities.

Cash Provided by Financing Activities

No cash was provided by financing activities during the three month periods ended February 28, 2009 and February 29, 2008.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 45,994,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through February 28, 2009 have incurred losses of $982,451 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations or continue with our exploration or development plan.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $107,241 for the three month period ended February 28, 2009. As of February 28, 2009, we had working capital of $3,718 and our estimated expenses over the next twelve months are $660,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $107,241 for the three month period ended February 28, 2009. As of February 28, 2009, we had working capital of $3,718. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or operating costs.

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through February 28, 2009 have incurred losses of $982,451 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

We depend on outside capital to pay for the exploration and development of our properties

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital necessary to meet these continuing exploration and development costs may not continue to be available or, if the capital is available, it may not available on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

From inception through to February 28, 2009, we have incurred aggregate losses of approximately $982,451 Our net loss for the three month period ended February 28, 2009 was $107,241 and $31,524 for the three month period ended February 29, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production, if any.

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

The acquisition of oil and gas interests involves many risks and disputes as to the title of such interests will result in a material adverse effect on our company.

The acquisition of interests in oil and gas properties involves certain risks. Title to such interests and the borders of such interests may be disputed. Such interests may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company's interests are based upon an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

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

Oil and gas operations are subject to federal, state, local, and foreign laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, local, and foreign laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, local or foreign authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state, local, and foreign laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of governmental authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against all possible environmental risks.

Any future operations will involve many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

In the course of the exploration, acquisition and development of oil and gas properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our company.

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

Operations in which we will have a direct or indirect interest will be subject to all the hazards and risks normally incidental to the exploration, development and production of oil and gas properties, any of which could result in damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We do not currently maintain liability insurance and may not obtain such insurance in the future. The nature of these risks is such that liabilities could represent a significant cost to our company, and may ultimately force our company to become bankrupt and cease operations.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2009, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2007).

3.4	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

3.5	Articles of Merger filed with the Secretary of State of February 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

10.1	Participation Agreement dated November 30, 2007 between County Line Energy Corp. and Nuance Exploration Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).

10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

Exhibit	Description
Number

10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.4	Letter of Intent to Farm out dated April 17, 2008 between our company and Desert Mining Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.5	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Robert B. Perry (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.6	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Leon Hinton (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.7	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Bourgeois Energy, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.8	Loan Agreement between Force Energy Corp. and G2 Petroleum, LLC dated March 11, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.9	Lease Agreement between Force Energy Corp. and TEG Inc. dated September 11, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE ENERGY CORP.

By	/s/ Rahim Rayani
Rahim Rayani
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 20, 2009