Form 10-Q
period 2009-05-31
FORCE ENERGY CORP.
filed 2009-07-15
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ] [(does not yet apply to registrant)]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ X ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [ ]  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

45,994,000 shares of common stock as of July 3, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FORCE ENERGY CORP.

(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Stated in US Dollars)

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2009 and November 30, 2008
(Stated in US Dollars)
(Unaudited)

	May 31	November 30
	2009	2008
ASSETS
Current
Cash	$68,202	$458,940
Deposits	1,700	13,517
Prepaid expenses	-	268

	69,902	472,725

Loan receivable – Note 5	175,000	-
Property and equipment – Note 4	2,905	4,069
Oil and gas properties, at full cost
Unproved Properties – Note 5	178,296	165,702

	$426,103	$642,496

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$170,243	$148,410

Asset retirement obligation – Note 7	3,760	-

	174,003	148,410

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8
270,000,000 shares authorized
45,994,000 shares issued (November 30, 2008, - 45,994,000
shares issued)	45,994	45,994
Additional paid in capital	1,323,302	1,323,302
Deficit accumulated during the development stage	(1,117,196)	(875,210)

	252,100	494,086

	$426,103	$642,496

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Subsequent Event – Note 5

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three and six month periods ended May 31, 2009 and May 31, 2008, and for the period from November 1, 2006 (Date of Inception)
to May 31, 2009
(Stated in US Dollars)
(Unaudited)

					November 1,
					2006 (Date of
	Six months ended		Three months ended		Inception) to
	May 31,		May 31,		May 31,
	2009	2008	2009	2008	2009
					(cumulative)

Expenses
Accounting and audit fees	$42,304	$25,493	$9,371	$7,748	$125,398
Accretion expense	52	-	52	-	52
Bank charges	734	229	235	181	1,769
Consulting fees	-	405,000	-	405,000	408,500
Depreciation	1,164	-	582	-	1,746
Investor relations	18,000	-	10,000	-	51,159
Legal fees	23,745	27,449	12,582	14,166	118,737
Management fees – Note 6	94,500	63,000	47,250	63,000	252,000
Office expenses	5,288	425	4,885	425	12,301
Rent – Note 6	12,536	3,000	6,949	3,000	27,644
Tax, penalties and interest	-	-	-	-	50,000
Transfer and filing fees	5,752	6,505	5,158	6,057	42,309
Travel	2,406	-	2,406	-	9,502
Write-off of oil and gas costs	35,000	-	35,000	-	35,000

Loss before other items	(241,481)	(531,101)	(134,470)	(499,577)	(1,136,117)

Other items:
Debt forgiveness	-	-	-	-	610
Foreign exchange gain (loss)	(505)	-	(275)	-	18,311

	(505)	-	(275)	-	18,921

Net loss and comprehensive loss
for the period	$(241,986)	$(531,101)	$(134,745)	$(499,577)	$(1,117,196)

Basic loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding	44,994,546	44,994,546	44,994,546	45,291,826

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month periods ended May 31, 2009 and May 31, 2008, and for the period from November 1, 2006 (Date of Inception)
to May 31, 2009
(Stated in US Dollars)
(Unaudited)

			Period from
			November 1,
			2006 (Date of
	Six Months Ended		Inception) to
	May 31,		May 31,
	2009	2008	2009
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(241,986)	$(531,101)	$(1,117,196)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting fees paid in stock	-	405,000	405,000
Debt forgiveness	-	-	(610)
Accretion expense	52	-	52
Depreciation	1,164	-	1,746
Write-off of oil and gas costs	35,000	-	35,000
Changes in non-cash working capital items related
to operations:
Deposits	11,817	-	(1,700)
Prepaid expenses	268	-	-
Accounts payable and accrued liabilities	21,833	38,661	131,091

Net cash used in operating activities	(171,852)	(87,440)	(546,617)

Cash Flows used in Investing Activities
Advance of loan receivable	(175,000)	-	(175,000)
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas
properties	(44,388)	(50,000)	(197,038)

Net cash used in investing activities	(219,388)	(50,000)	(376,689)

Cash Flows provided by Financing Activities
Capital stock issued	-	750,000	967,000
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	-	750,000	1,004,058

Effect of foreign currency translation	502	-	(12,550)

Increase (decrease) in cash during the period	(390,738)	(612,560)	68,202

Cash, beginning of the period	458,940	37,184	-

Cash, end of the period	$68,202	$649,744	$68,202

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to May 31, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 8	– at $1.35	300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year		-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	45,994	1,323,302	(875,210)	494,086

Net loss and comprehensive loss for the period		-	-	-	(241,986)	(241,986)

Balance May 31, 2009		45,994,000	$45,994	$1,323,302	$(1,117,196)	$252,100

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2008, has been omitted. The results of operations for the six-month period ended May 31, 2009 are not necessarily indicative of results for the entire year ending November 30, 2009.

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
May 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

At May 31, 2009, the Company has a working capital deficiency of $100,341, has accumulated losses of $1,117,196 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its financial position and results of operations.

Note 4	Property and Equipment

Property and equipment consists of the following:

	May 31,	November 30,
	2009	2008

Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(1,605)	(535)
	2,670	3,740
Office equipment	376	376
Less: Accumulated depreciation	(141)	(47)
	235	329
	$2,905	$4,069

Note 5	Oil and Gas Properties

	May 31, 2009
	United
	States	Canada	Total
Unproved properties
- acquisition costs	$50,000	$119,640	$169,640
- development costs	-	5,450	5,450
- asset retirement obligation	-	3,206	3,206

	$50,000	$128,296	$178,296

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2009
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

During the six month period ended May 31, 2009, the Company advanced $23,938, which, pending the completion of the acquisition agreement, will be included as part of the purchase price for an additional 30% interest in the Hayter Prospect. The Company also incurred $5,450 of development costs.

As at May 31, 2009, the 20% working interest of the Hayter well is recorded at $128,296 (November 30, 2008 - $95,702) on the balance sheet. The company recorded $3,206 (Cdn$4,040) as an asset retirement obligation.

As a result of the Participation Agreement, NEL will assume 20% of all revenues, costs and expenses associated with the project.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2009
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

Upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. As at May 31, 2009 these common shares were unissued. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option expired unexercised on December 15, 2008.

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

In June 2009, the parties entered into the assignment agreement, which is intended to replace and supersede all prior agreements between the parties. The Company will receive a 50% interest in the Diamond Springs Prospect for $225,000. In connection with the assignment agreement the Company agreed to sign a release in favour of the assignor, releasing them from all further obligations under the loan agreement and the letter agreement.

Note 6	Related Party Transactions

Accounts payable at May 31, 2009 include $81,000 (November 30, 2008 - $64,250); owing to the Company’s director and companies controlled by the Company’s director for unpaid corporate expenses of $Nil (November 30, 2008 - $14,750), unpaid management fees of $81,000 (November 30, 2008 - $48,500) and rent of $nil (November 30, 2008 - $1,000) respectively.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 6	Related Party Transactions – (cont’d)

During the three and six month period ended May 31, 2009, total management fees charged by the Company’s director were $47,250 and $94,500 respectively (three and six month period ended May 31, 2008: $63,000 and $63,000). The rent expenses reimbursed to the company controlled by the Company’s director during the three and six month period ended May 31, 2009 were $2,100 and $2,100 (three and six month period ended May 31, 2008: $3,000 and $3,000).

Note 7	Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at May 31, 2009 to be $3,760. (November 30, 2008 - $nil), based on a total undiscounted liability of $6,414 (Cdn$7,000) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next ten years, with the majority of the cost incurred between 2016 and 2019. The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	May 31,	November 30,
	2009	2008

Balance, beginning of period	$-	$-
Liabilities incurred	3,206	-
Accretion expense	52	-
Effect of foreign exchange	502	-

	$3,760	$-

Note 8	Capital Stock

During the period ended November 30, 2006, the Company issued 23,000,000 common shares at $0.005 for total proceeds of $115,000. The Company paid commissions of $8,000 for net proceeds of $107,000.

On December 29, 2006, the Company issued 21,354,000 common shares as a result of the reverse merger and recapitalization.

On April 5, 2007, the Company issued 240,000 common shares at $0.25 per share for total proceeds of $60,000 pursuant to a private placement.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 7

Note 8	Capital Stock – (cont’d)

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

We did not earn any revenues during the quarter ended May 31, 2009. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of our quarter ended May 31, 2009, we have experienced the following significant corporate developments:

1.

During our first fiscal quarter of 2009 we advanced $23,938 (CDN$29,000) to County Line Energy Corp for costs and expenses associated with the Hayter Well. As of the date of this quarterly report we are continuing to negotiate the acquisition of a further 30 % working interest in the Hayter Well with County Line. We intend to set-off amounts loaned to County Line against the purchase price for the additional 30% interest. There is no assurance that we will enter into an agreement to acquire a further working interest as planned or at all.

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

3.

On March 11, 2009 we entered into a loan agreement with G2 Petroleum, LLC pursuant to which we advanced to G2 Petroleum, LLC $175,000. The loan was intended to form part of the purchase price for our acquisition of a working interest in the Diamond Springs Prospect. As consideration for the advance of the loan, G2 Petroleum agreed that the $50,000 paid by us under the prior letter agreement between the parties would be included as part of the purchase price of a new agreement between the parties respecting the acquisition of G2 Petroleum’s working interest in the Diamond Springs Prospect. The loan is unsecured and payable on demand.

4.

Effective July 9, 2009 we completed the acquisition of a 50% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective June 20, 2009. Pursuant to the terms of the assignment agreement, in consideration of the transfer of the 50% interest in the Diamond Springs Prospect we agreed to set-off $50,000 of G2’s indebtedness to us under the prior letter agreement between the parties and we agreed to set-off $175,000 against G2’s indebtedness under the loan agreement between the parties dated March 11, 2009. In connection with the assignment agreement we agreed to sign a release in favour of G2, releasing them from all further obligations under the loan agreement and the letter agreement.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended May 31, 2009 which are included herein.

Our operating results for the three and six month periods ended May 31, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	134,470	499,577	241,481	531,101
Net Loss and Comprehensive Loss	$134,745	$499,577	$241,986	$531,101

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

Expenses

Our expenses for the three and six month periods ended May 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Accounting and audit fees	$9,371	$7,748	$42,304	$25,493
Accretion expense	52	-	52	-
Bank charges	235	181	734	229
Consulting fees	-	405,000	-	405,000
Depreciation	582	-	1,164	-
Investor relations	10,000	-	18,000	-
Legal fees	12,582	14,166	23,745	27,449
Management fees	47,250	63,000	94,500	63,000
Office expenses	4,885	425	5,288	425
Rent	6,949	3,000	12,536	3,000
Tax penalties and interest	-	-	-	-
Transfer and filing fees	5,158	6,057	5,752	6,505
Travel	2,406	-	2,406	-
Write off of oil and gas costs	35,000	-	35,000	-
Total Expenses	$134,470	$499,577	$241,481	$531,101

The decrease in our expenses for the six months ended May 31, 2009 compared to the comparative period ended May 31, 2008 was due mainly to a decrease in consulting fees.

On April 16, 2008, we entered into three management advisory consulting agreements, all of which expired on April 16, 2009. Pursuant to the terms of the consulting agreements, the consultants received 100,000 common shares each as an inducement for entering into the agreements. These were recorded at their fair value of $1.35 per share, totaling $405,000. Prospect evaluation services are charged by each consultant at $800 per day plus a 1% overriding royalty interest in the project being evaluated. In addition, each consultant will receive $35,000 and a 3% overriding royalty interest in any prospective projects generated by the consultant. In addition, one of the consultants will be entitled to receive a contractual hourly rate of $300 per hour or $2,000 per day, whichever is less for legal services. We are currently in the process of renewing the agreements with the consultants.

Liquidity and Capital Resources

Working Capital
		As at	Percentage
	As at	November 30,	Increase /
	May 31, 2009	2008	(Decrease)
Current assets	$69,902	$472,725	(85.2%	)
Current liabilities	$170,243	$148,410	14.7%
Working capital deficiency	$(100,341)	$324,315	(69.1%	)

Cash Flows
	Six Month	Six Month	Percentage
	Period Ended	Period Ended	Increase /
	May 31, 2009	May 31, 2008	(Decrease)
Net cash used in operating activities	$(171,852)	$(87,440)	95.9%
Net cash used in investing activities	$(219,388)	$(50,000)	338.7%
Net cash provided by financing	$-	$750,000	(100%	)
activities
Effect of foreign currency translation	$-	$-	N/A
Increase (decrease) in cash	$(390,738)	$(612,560)	(36.2%	)

We anticipate that we will incur approximately $660,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Securities Exchange Act of 1934 during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $171,852 during the six month period ended May 31, 2009 and $87,440 during the six month period ended May 31, 2008. Cash used in operating activities was funded by cash from past financing activities.

Cash Used In Investing Activities

We used cash in investing activities in the amount of 219,388 during the six month period ended May 31, 2009 and $50,000 during the six month period ended May 31, 2008. Cash used in investing activities was funded by cash from past financing activities.

Cash Provided by Financing Activities

No cash was provided by financing activities during the six month period ended May 31, 2009 and $750,000 was provided during the six month period ended May 31, 2008.

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

We have historically incurred losses, and through May 31, 2009 have incurred losses of $1,117,196 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations, or obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations or continue with our exploration or development plan.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $241,986 for the six month period ended May 31, 2009. As of May 31, 2009, we had working capital deficiency of $100,341 and our estimated expenses over the next twelve months are $660,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately 241,986 for the six month period ended May 31, 2009. As of May 31, 2009, we had working capital deficiency of $100,341. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have historically incurred losses, and through May 31, 2009 have incurred losses of $1,117,196 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

From inception through to May 31, 2009, we have incurred aggregate losses of approximately $1,117,196. Our net loss for the six month period ended May 31, 2009 was $241,986 and $531,101 for the six month period ended May 31, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a -15 or ss.240.15d -15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2007).

3.4	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

3.5	Articles of Merger filed with the Secretary of State of February 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

10.1	Participation Agreement dated November 30, 2007 between County Line Energy Corp. and Nuance Exploration Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).

10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.4	Letter of Intent to Farm out dated April 17, 2008 between our company and Desert Mining Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

Exhibit
Number	Description

10.5	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Robert B. Perry (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.6	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Leon Hinton (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.7	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Bourgeois Energy, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.8	Loan Agreement between Force Energy Corp. and G2 Petroleum, LLC dated March 11, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.9	Lease Agreement between Force Energy Corp. and TEG Inc. dated September 11, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.10*	Assignment Agreement between Force Energy Corp. and G2 Petroleum, LLC dated effective June 20, 2009

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 14, 2009