Form 10-Q
period 2009-08-31
FORCE ENERGY CORP.
filed 2009-10-23
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-52494

FORCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 11th Ave SW Suite 219, Calgary, Alberta, Canada T2R 0E4
(Address of principal executive offices) (zip code)

403-457-3672
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
46,444,000 shares of common stock as of October 19, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Stated in US Dollars)

(Unaudited)

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2009 and November 30, 2008
(Stated in US Dollars)
(Unaudited)

	August 31	November 30
	2009	2008
ASSETS
Current
Cash	$3,809	$458,940
Deposits	1,700	13,517
Prepaid expenses	-	268

	5,509	472,725

Property and equipment – Note 4	2,323	4,069
Oil and gas properties, at full cost
Unproved Properties – Note 5	354,946	165,702

	$362,778	$642,496

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$164,518	$148,410

Asset retirement obligation – Note 7	4,096	-

	168,614	148,410

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8
270,000,000 shares authorized
45,994,000 shares issued (November 30, 2008, - 45,994,000 shares issued)	45,994	45,994
Additional paid in capital	1,323,302	1,323,302
Deficit accumulated during the development stage	(1,175,132)	(875,210)

	194,164	494,086

	$362,778	$642,496

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Subsequent Event – Notes 5 and 9

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three and nine month periods ended August 31, 2009 and August 31, 2008, and for the period from November 1, 2006 (Date of Inception)
to August 31, 2009
(Stated in US Dollars)
(Unaudited)

					November 1,
					2006 (Date of
	Nine months ended		Three months ended		Inception) to
	August 31,		August 31,		August 31,
	2009	2008	2009	2008	2009
					(cumulative)

Expenses
Accounting and audit fees	$74,414	$38,427	$32,110	$12,934	$157,508
Accretion expense	365	-	313	-	365
Bank charges	842	286	108	57	1,877
Consulting fees	-	405,000	-	-	408,500
Depreciation	1,746	-	582	-	2,328
Investor relations	18,000	21,000	-	21,000	51,159
Legal fees	29,598	36,999	5,853	9,550	124,590
Management fees – Note 6	141,750	110,250	47,250	47,250	299,250
Office expenses	14,831	425	9,543	-	21,844
Rent – Note 6	15,685	6,000	3,149	3,000	30,793
Tax, penalties and interest	(50,000)	-	(50,000)	-	-
Transfer and filing fees	9,629	14,040	3,877	7,535	46,186
Travel	2,406	1,497	-	1,497	9,502
Write-off of oil and gas costs	35,000	-	-	-	35,000

Loss before other items	(294,266)	(633,924)	(52,785)	(102,823)	(1,188,902)

Other items:
Debt forgiveness	-	-	-	-	610
Foreign exchange gain (loss)	(5,656)	-	(5,151)	-	13,160

	(5,656)	-	(5,151)	-	13,770

Net loss and comprehensive loss
for the period	$(299,922)	$(633,924)	$(57,936)	$(102,823)	$(1,175,132)

Basic loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	44,994,546	45,179,205	44,994,546	45,994,000

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month periods ended August 31, 2009 and August 31, 2008, and for the period from November 1, 2006 (Date of Inception)
to August 31, 2009
(Stated in US Dollars)
(Unaudited)

			Period from
			November 1,
			2006 (Date of
	Nine Months Ended		Inception) to
	August 31,		August 31,
	2009	2008	2009
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(299,922)	$(633,924)	$(1,175,132)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting fees paid in stock	-	405,000	405,000
Debt forgiveness	-	-	(610)
Accretion expense	365	-	365
Depreciation	1,746	-	2,328
Write-off of oil and gas costs	35,000	-	35,000
Changes in non-cash working capital items related
to operations:
Deposits	11,817	-	(1,700)
Prepaid expenses	268	-	-
Accounts payable and accrued liabilities	16,108	63,488	125,366

Net cash used in operating activities	(234,618)	(165,436)	(609,383)

Cash Flows used in Investing Activities
Advance of loan receivable	-	-	-
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas properties	(221,038)	(50,000)	(373,688)

Net cash used in investing activities	(221,038)	(50,000)	(378,339)

Cash Flows provided by Financing Activities
Capital stock issued	-	750,000	967,000
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	-	750,000	1,004,058

Effect of foreign currency translation	525	-	(12,527)

Increase (decrease) in cash during the period	(455,131)	534,564	3,809

Cash, beginning of the period	458,940	37,184	-

Cash, end of the period	$3,809	$571,748	$3,809

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to August 31, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of
reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 8	– at $1.35	300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year		-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	45,994	1,323,302	(875,210)	494,086

Net loss and comprehensive loss for the period		-	-	-	(299,922)	(299,922)

Balance August 31, 2009		45,994,000	$45,994	$1,323,302	$(1,175,132)	$194,164

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2008, has been omitted. The results of operations for the nine-month period ended August 31, 2009 are not necessarily indicative of results for the entire year ending November 30, 2009.

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

On February 12, 2008, the Company acquired 100% of the common shares of Force Energy Corp. an inactive company incorporated in Nevada on July 19, 2005, for $100, to effect a name change of the Company. On February 12, 2008, the Company and Force Energy Corp filed articles of merger with the Secretary of State of Nevada to effect a merger between the two companies. The surviving entity of the merger was the Company. Immediately thereafter the Company changed its name to Force Energy Corp.

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
August 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

At August 31, 2009, the Company has a working capital deficiency of $159,009, has accumulated losses of $1,175,132 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted Statement 165 on June 1, 2009. Adoption of this Statement did not impact the Company’s consolidated financials other than the required additional disclosures.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2009
(Stated in US Dollars)
(Unaudited)

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

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the final quarter of fiscal year 2010.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 4	Property and Equipment

Property and equipment consists of the following:

	August 31,	November 30,
	2009	2008
Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(2,140)	(535)
	2,135	3,740
Office equipment	376	376
Less: Accumulated depreciation	(188)	(47)
	188	329
	$2,323	$4,069

Note 5	Oil and Gas Properties

	August 31, 2009
	United
	States	Canada	Total
Unproved properties
- acquisition costs	$225,000	$119,640	$344,640
- development costs	-	7,100	7,100
- asset retirement obligation	-	3,206	3,206

	$225,000	$129,946	$354,946

	November 30, 2008
	United States	Canada	Total
Unproved properties
- acquisition costs	$50,000	$95,702	$145,702
- development costs	20,000	-	20,000

	$70,000	$95,702	$165,702

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 5	Oil and Gas Properties – (cont’d)

	a)	Hayter Prospect, Alberta, Canada

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

During the nine month period ended August 31, 2009, the Company advanced $23,938, which, pending the completion of an agreement will be included as part of the purchase price for an additional 30% of the Grantor’s working interest in the Hayter Well. The Company also incurred $7,100 of development costs. Subsequent to August 31, 2009, the Company executed an addendum to the Participation Agreement with the Grantor to acquire the additional 30% working interest in the Hayter Well for consideration of $23,938 previously advanced.

As at August 31, 2009, the 20% working interest of the Hayter Well was recorded at $129,946 (November 30, 2008 - $95,702). The company recorded $4,096 (Note 7) as an asset retirement obligation.

As a result of the Participation Agreement and the addendum thereto, NEL will assume 50% of all revenues, costs and expenses associated with the Grantor’s working interest in the Hayter Well.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2009
(Stated in US Dollars)
(Unaudited)

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

Upon drilling of the initial well, the Company will issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. As at August 31, 2009 these common shares were unissued. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option expired unexercised on December 15, 2008.

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

In June 2009, the parties entered into the assignment agreement, which replaced and superseded all prior agreements between the parties. The Company will receive a 50% interest in the Diamond Springs Prospect for $225,000. In connection with the assignment agreement the Company agreed to sign a release in favour of the assignor, releasing them from all further obligations under the loan agreement and the letter agreement.

Subsequent to the nine months ended August 31, 2009, the Company agreed to acquire a further 25% interest in the Diamond Springs Prospect for consideration consisting of 450,000 common shares. These shares have not yet been issued.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 6	Related Party Transactions

Accounts payable at August 31, 2009 include $111,124 (November 30, 2008 - $64,250); owing to the Company’s director and companies controlled by the Company’s director for unpaid corporate expenses of $14,374 (November 30, 2008 - $14,750), unpaid management fees of $96,750 (November 30, 2008 - $48,500) and rent of $nil (November 30, 2008 - $1,000) respectively.

During the three and nine month period ended August 31, 2009, total management fees charged by the Company’s director were $47,250 and $141,750 respectively (three and nine month periods ended August 31, 2008: $47,250 and $110,250). The rent expenses reimbursed to the company controlled by the Company’s director during the three and nine month period ended August 31, 2009 were $3,150 and $5,250 (three and nine month period ended August 31, 2008: $3,000 and $6,000).

Note 7	Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at August 31, 2009 to be $4,096. (November 30, 2008 - $nil), based on a total undiscounted liability of $6,416 (Cdn$7,000) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next ten years, with the majority of the cost incurred between 2016 and 2019. The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	August 31,	November 30,
	2009	2008

Balance, beginning of period	$-	$-
Liabilities incurred	3,206	-
Accretion expense	365	-
Effect of foreign exchange	525	-

	$4,096	$-

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2009
(Stated in US Dollars)
(Unaudited)

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

On April 17, 2008, the Company issued 1,000,000 common shares at $0.75 per share for total proceeds of $750,000 pursuant to a private placement.

Note 9	Subsequent Events

The Company entered into private placement agreements to raise a total of $250,000 through the issuance of 333,333 common shares at $ 0.75 per share. To date, the Company has raised $25,000.

The Company evaluated subsequent events in accordance with SFAS No. 165 “Subsequent Events” through the financial statements filing date of October 20, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Current Business

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. The majority of our business is derived from projects identified by our principals. Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next twelve months to support these activities. We presently hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada, and a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming.

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

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. We intend to permit three wells in section 9 of the Diamond Springs Prospect within the next ninety days. Providing there are no time setbacks in the permitting process (ie: environmental or wildlife preservation) we intend to drill at least one well by the end of this drilling season in Wyoming.

We did not earn any revenues during the quarter ended August 31, 2009. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of our quarter ended August 31, 2009, we have experienced the following significant corporate developments:

1.

During our first fiscal quarter of 2009 we advanced $23,938 (CDN$29,000) to County Line Energy Corp for costs and expenses associated with the Hayter Well as an unsecured loan. On October 16, 2009 we entered into an amendment to our participation agreement with County Line pursuant to which we acquired an additional 30% working interest in the Hayter Well in consideration of a release by Force from all amounts owed by County Line to Force. Following our entry into the amended participation agreement we now hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well.

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

4.

On July 9, 2009 we completed the acquisition of a 50% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective June 20, 2009. Pursuant to the terms of the assignment agreement, in consideration of the transfer of the 50% interest in the Diamond Springs Prospect we agreed to set-off $50,000 of G2’s indebtedness to us under the prior letter agreement between the parties and we agreed to set-off $175,000 against G2’s indebtedness under the loan agreement between the parties dated March 11, 2009. In connection with the assignment agreement we agreed to sign a release in favour of G2, releasing them from all further obligations under the loan agreement and the letter agreement.

5.

Effective September 16, 2009 we completed the acquisition of a further 25% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective September 16, 2009. Pursuant to the terms of the assignment agreement, in consideration of the purchase of a 25% working interest in the Diamond Springs Prospect we agreed to issue G2 Petroleum 450,000 common shares at a price of $0.32 per common share for total consideration of $144,000. Following completion of the acquisition, we currently hold a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended August 31, 2009 which are included herein.

Our operating results for the three and nine month periods ended August 31, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	52,785	102,823	294,266	633,924
Net Loss and Comprehensive Loss	$57,936	$102,823	$299,922	$633,924

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

Expenses

Our expenses for the three and nine month periods ended August 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Accounting and audit fees	$32,110	$12,934	$74,414	$38,427

Accretion expense	313	-	365	-

Bank charges	108	57	842	286

Consulting fees	-	-	-	405,000

Depreciation	582	-	1,746	-
Investor relations	-	21,000	18,000	21,000
Legal fees	5,853	9,550	29,598	36,999
Management fees	47,250	47,250	141,750	110,250
Office expenses	9,543	-	14,831	425
Rent	3,149	3,000	15,685	6,000
Tax penalties and interest	(50,000)	-	(50,000)	-
Transfer and filing fees	3,877	7,535	9,629	14,040
Travel	-	1,497	2,406	1,497

Write off of oil and gas costs	-	-	35,000	-

Total Expenses	$52,785	$102,823	$294,266	$633,924

The decrease in our expenses for the nine months ended August 31, 2009 compared to the comparative period ended August 31, 2008 was due mainly to a decrease in consulting fees. Excluding consulting fees, our total expenses during the nine months ended August 31, 2009 increased by $65,342 as compared to same period in 2008 primarily due to the following: increased professional fees associated with our reporting obligations under the Securities Exchange Act of 1934 and under applicable Canadian regulations, increased management fees and rent costs, and the write off of oil and gas costs. Our prior accrual for tax penalties and interest of $50,000 was reversed due to the Internal Revenue Service extending the tax holiday for foreign reporting requirements.

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

Liquidity and Capital Resources

Working Capital

		As at	Percentage
	As at	November 30,	Increase /
	August 31, 2009	2008	(Decrease)
Current assets	$5,509	$472,725	(98.8%	)
Current liabilities	$164,518	$148,410	(13.6%	)
Working capital deficiency	$(159,009)	$324,315	(150.2%	)

Cash Flows

	Nine Month		Nine Month	Percentage
	Period Ended		Period Ended	Increase /
	August 31, 2009		August 31, 2008	(Decrease)
Net cash used in operating activities	$(234,618)		$(165,436)	41.8%
Net cash used in investing activities	$(221,038)		$(50,000)	342.1%
Net cash provided by financing	$-	4	$750,000	(100%	)
activities
Effect of foreign currency translation	$525		$-	100%
Increase (decrease) in cash	$(455,131)		$534,564	185.1%

We anticipate that we will incur approximately $750,000 for operating and drilling expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Securities Exchange Act of 1934 during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $234,618 during the nine month period ended August 31, 2009 and $165,436 during the nine month period ended August 31, 2008. Cash used in operating activities was funded by cash from past financing activities.

Cash Used In Investing Activities

We used cash in investing activities in the amount of 221,038 during the nine month period ended August 31, 2009 and $50,000 during the nine month period ended August 31, 2008. Cash used in investing activities was funded by cash from past financing activities.

Cash Provided by Financing Activities

No cash was provided by financing activities during the nine month period ended August 31, 2009 and $750,000 was provided during the nine month period ended August 31, 2008.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 46,444,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through August 31, 2009 have incurred losses of $1,175,132 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $299,922 for the nine month period ended August 31, 2009. As of August 31, 2009, we had working capital deficiency of $159,009 and our estimated expenses over the next twelve months are $750,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling $299,922 for the nine month period ended August 31, 2009. As of August 31, 2009, we had working capital deficiency of $159,009. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have historically incurred losses, and through August 31, 2009 have incurred losses of $1,175,132 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

From inception through to August 31, 2009, we have incurred aggregate losses of $1,175,132. Our net loss for the nine month period ended August 31, 2009 was $299,922 and $633,924 for the nine month period ended August 31, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective September 16, 2009 we completed the acquisition of a 25% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective September 16, 2009. Pursuant to the terms of the assignment agreement, in consideration of the purchase of a 25% working interest in the Diamond Springs Prospect we agreed to issue G2 Petroleum 450,000 common shares at a price of $0.32 per common share for total consideration of $144,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Management of Force Energy Corp. has determined that, following the closing of its acquisition of County Line Energy Corp’s 50% working interest in the Hayter Well located in Alberta, Canada, and a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming, our company has ceased to be a shell company as defined in rule 12b-2 of the Securities Exchange Act of 1934. The following constitutes Form 10 Information regarding the business of our company following the closing of the above noted acquisitions.

FORM 10 INFORMATION

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

Our Current Business

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. The majority of our business is derived from projects identified by our principals. Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development. We are currently not an operator on any natural gas or oil wells. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next twelve months to support these activities. We presently hold a 50%working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada, and a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming.

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

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. We intend to permit three wells in section 9 of the Diamond Springs Prospect within the next ninety days. Providing there are no time setbacks in the permitting process (ie: environmental or wildlife preservation) we intend to drill at least one well by the end of this drilling season in Wyoming.

We have not earned any revenues to date. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well or from any other properties or projects in which we hold a working or direct interest.

We did not earn any revenues during the quarter ended August 31, 2009. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of the period ended August 31, 2009, we have experienced the following significant corporate developments:

1.

During our first fiscal quarter of 2009 we advanced $23,938 (CDN$29,000) to County Line Energy Corp for costs and expenses associated with the Hayter Well as an unsecured loan. On October 16, 2009 we entered into an amendment to our participation agreement with County Line pursuant to which we acquired an additional 30% working interest of the County Line Energy Corp. interest in the Hayter Well in consideration of a release by Force from all amounts owed by County Line to Force. Following our entry into the amended participation agreement we now hold a 50% working interest in the Hayter Well.

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

4.

On July 9, 2009 we completed the acquisition of a 50% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective June 20, 2009. Pursuant to the terms of the assignment agreement, in consideration of the transfer of the 50% interest in the Diamond Springs Prospect we agreed to set-off $50,000 of G2’s indebtedness to us under the prior letter agreement between the parties and we agreed to set-off $175,000 against G2’s indebtedness under the loan agreement between the parties dated March 11, 2009. In connection with the assignment agreement we agreed to sign a release in favour of G2, releasing them from all further obligations under the loan agreement and the letter agreement.

5.

Effective September 16, 2009 we completed the acquisition of a further 25% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective September 16, 2009. Pursuant to the terms of the assignment agreement, in consideration of the purchase of a 25% working interest in the Diamond Springs Prospect we agreed to issue G2 Petroleum 450,000 common shares at a price of $0.32 per common share for total consideration of $144,000. Following completion of the acquisition, we currently hold a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $299,922 for the nine month period ended August 31, 2009. As of August 31, 2009, we had working capital deficiency of $159,009 We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have historically incurred losses, and through August 31, 2009 have incurred losses of $1,175,132 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

From inception through to August 31, 2009, we have incurred aggregate losses of approximately $1,175,132. Our net loss for the nine month period ended August 31, 2009 was $299,922 and $633,924 for the nine month period ended August 31, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Financial information contained in this quarterly report and in our audited annual financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited annual financial statements and the related notes that appear elsewhere in this annual report.

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

We are engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells; and attempting to produce commercially marketable quantities of oil and natural gas from those wells. We are currently not an operator on any natural gas or oil wells. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next 12 months to support these activities. We presently hold 50% of the working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

We did not earn any revenues during the year ended November 30, 2008. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, from the Diamond Springs Prospect and/or the Dripping Rock Prospect.

Anticipated Cash Requirements

We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$180,000
Exploration expenses	$450,000
Professional fees	$80,000
General administrative expenses	$40,000
Total	$750,000

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

Expenses

Our expenses for the years ended November 30, 2008 and 2007 are outlined in the table below:

	Years Ended
	November 30,
	2008	2007

Accounting and audit fees	$46,333	$26,761
Bank charges	514	502

	Years Ended
	November 30,
	2008	2007
Consulting fees	408,500	-
Depreciation	582	-
Investor relations	33,159	-
Legal fees	41,982	49,360
Management fees	157,500	-
Office expenses	6,651	362
Rent	15,108	-
Tax penalties and interest	50,000	-
Transfer and filing fees	20,914	15,643
Travel	6,258	838
Total Expenses	$787,501	$93,466

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at November	Increase /
	November 30, 2008	30, 2007	(Decrease)

Current Assets	$472,725	$37,184	356%
Current Liabilities	$148,410	$7,393	2007%
Working Capital	$324,315	$29,791	258%

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase /
	November 30, 2008	November 30, 2007	(Decrease)

Cash used in Operating Activities	$(253,593)	$(130,896)	93.7%
Cash provided by Investing Activities	$(74,651)	$(82,650)	9.7%
Cash provided by Financing Activities	$750,000	$147,058	410%
Foreign Exchange Effect on Cash	-	$(13,052)	(100%)
Net Increase (Decrease) in Cash	$421,756	$(79,540)	630.2%

We anticipate that we will incur approximately $750,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

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

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $786,407 for the year ended November 30, 2008. As of November 30, 2008, we had working capital of $324,315 and our estimated expenses over the next twelve months are $750,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted Statement 165 on June 1, 2009. Adoption of this Statement did not impact the Company’s consolidated financials other than the required additional disclosures.

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

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB

Interpretation No. 46(R) “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the final quarter of fiscal year 2010.

ITEM 3. PROPERTIES

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

During our first fiscal quarter of 2009 we advanced $23,938 (CDN$29,000) to County Line Energy Corp for costs and expenses associated with the Hayter Well as an unsecured loan. On October 16, 2009 we entered into an amendment to our participation agreement with County Line pursuant to which we acquired an additional 30% working interest in the Hayter Well in consideration of a release by Force from all amounts owed by County Line to Force. Following our entry into the amended participation agreement we now hold a 50% working interest in the County Line Energy Corp. interest in the Hayter Well.

Location of Hayter Well

Force Energy Corp. has a 50% working interest of the County Line Energy Corp. interest in the Hayter Well (10D Hayter 10-8-40-1 W4M) located in Alberta, Canada. The well was spudded in January 2007 and drilled to a total depth. The well logs revealed a gas zone of 4 to 5 meters of thickness in a shallow zone and a heavy oil pay zone of 2 meters of thickness in the target Dina Sand zone.

Figure 1 - Location

County Line completed a $650,000 3D seismic program covering nine sections of land in pursuit of a potential multi well heavy oil drilling opportunity. The geological model was based on interpretation from a previous well, which produced 16,000 barrels of heavy oil. The seismic program was designed to determine whether the structure found in this well existed to a larger extent on the subject property. The 3D seismic revealed an extremely large anomaly with similar characteristics. The nature of this large anomaly suggested that a multi well drilling opportunity might exist.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

On March 9, 2009, Force received a report on reserves data for the Hayter Well prepared by its independent engineers. The report was prepared in accordance with the standards set out in the Canadian Oil and Gas Evaluation Handbook (COGE handbook). The reserves data are estimates of proved reserves and probable reserves and related future net revenue as at November 30, 2008.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zone(s) and conduct regular production testing of the zone(s). Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates.

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

Upon drilling of the initial well, we agreed to issue to G2 Petroleum 250,000 shares of our common stock as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. G2 Petroleum further granted us the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. We did not subsequently exercise the option which expired on December 15, 2008 and the shares were not issued to G2 Petroleum. On March 11, 2009 we entered into a loan agreement with G2 Petroleum, LLC. The loan is intended to form part of the purchase price for our acquisition of a working interest in the Diamond Springs Prospect. Pursuant to the terms of the loan agreement we advanced US$175,000 to G2 Petroleum, LLC. As consideration for the advance of the loan, G2 Petroleum agreed that the US$50,000 paid by us under the prior letter agreement between the parties would be included as part of the purchase price of a new agreement between the parties respecting the acquisition of G2 Petroleum’s working interest in the Diamond Springs Prospect.

On July 9, 2009 we completed the acquisition of a 50% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective June 20, 2009. Pursuant to the terms of the assignment agreement, in consideration of the transfer of the 50% interest in the Diamond Springs Prospect we agreed to set-off $50,000 of G2’s indebtedness to us under the prior letter agreement between the parties and we agreed to set-off $175,000 against G2’s indebtedness under the loan agreement between the parties dated March 11, 2009. In connection with the assignment agreement we agreed to sign a release in favour of G2, releasing them from all further obligations under the loan agreement and the letter agreement.

Effective September 16, 2009 we completed the acquisition of a further 25% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective September 16, 2009. Pursuant to the terms of the assignment agreement, in consideration of the purchase of a 25% working interest in the Diamond Springs Prospect we agreed to issue G2 Petroleum 450,000 common shares at a price of $0.32 per common share for total consideration of $144,000. Following completion of the acquisition, we currently hold a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming.

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. We intend to permit three wells in section 9 of the Diamond Springs Prospect within the next ninety days. Providing there are no time setbacks in the permitting process (ie: environmental or wildlife preservation) we intend to drill at least one well by the end of this drilling season in Wyoming.

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

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 19, 2009, there were 46,444,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares	Percentage of Class(2)
Title of Class	of Beneficial Owner	Beneficially Owned (1)
Directors and Officers:
Common Stock	Rahim Rayani 219 – 708 11th Ave SW. Calgary, Alberta	9,600,000	20.7%
Common Stock	Directors and Officers as a group	9,600,000	20.7%
5% Shareholders:
Common Stock	James D. Bunney 203 – 3808 35th Ave Vernon, BC V1T 2T9	4,400,000	9.47%
Common Stock	Rahim Rayani 219 – 708 11th Ave SW. Calgary, Alberta	9,600,000	20.7%

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

(2)	The percentage of class is based on 46,444,000 shares of common stock issued and outstanding as of October 19, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 5. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

As at October 19, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rahim Rayani	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	35	March 10, 2008

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

ITEM 6. EXECUTIVE COMPENSATION.

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

Employment Contract

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. On April 16, 2008, we entered into three management advisory consulting agreements, all of which expired on April 16, 2009 (We are currently in the process of renewing the agreements with the consultants):

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

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 8.            LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 9.           MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Holders of our Common Stock

As of October 19, 2009, there were 30 registered stockholders holding 46,444,000 shares of our issued and outstanding common stock.

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

ITEM 10.           RECENT SALES OF UNREGISTERED SECURITIES.

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

5.

Effective September 16, 2009 we completed the acquisition of a further 25% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective September 16, 2009. Pursuant to the terms of the assignment agreement, in consideration of the purchase of a 25% working interest in the Diamond Springs Prospect we agreed to issue G2 Petroleum 450,000 common shares at a price of $0.32 per common share for total consideration of $144,000. Following completion of the acquisition, we currently hold a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming. Force issued the 450,000 shares of its common stock to G2 Petroleum pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933 on the basis that G2 Petroleum represented to Force that they were an “accredited investor” as such term is defined in Rule 506 of Regulation D.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 11.              DESCRIPTION OF REGISTRANT’S SECURITIES TO BE REGISTERED.

General

Our authorized capital stock consists of 270,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of October 19, 2009, there were 46,444,000 shares of our common stock issued and outstanding held by 30 holders of record of our common stock. We have not issued any shares of preferred stock.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or as provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. According to our bylaws, generally, when a quorum is present or represented at any meeting of stockholders, the affirmative vote of the majority (plurality, in the case of the election of directors) of the votes cast, by the holders of shares of our common stock is sufficient to elect members of our board of directors or to decide any question brought before such meeting, subject to any voting rights granted to holders of any preferred stock. According to our bylaws, generally, the presence, in person or by proxy duly authorized, of the holder or holders of not less than 1% of the outstanding shares of our common stock constitutes a quorum for the transaction of business, subject to any voting rights granted to holders of any preferred stock. Our articles of incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, upon liquidation, dissolution or winding up of our company, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of common stock are entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversions, redemption, sinking fund or similar provisions regarding the common stock.

Preferred Stock

Our preferred stock may be divided into and issued in series. Our board of directors is authorized by our articles of incorporation to divide the authorized shares of our preferred stock into one or more series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of our preferred stock including but not limited to the following:

(a)	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	the amount payable upon shares in the event of voluntary or involuntary liquidation;

(d)	sinking fund or other provisions, if any, for the redemption or purchase of shares;

(e)	the terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

(f)

voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

(g)

subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the state of Nevada.

We will not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock, or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock or other class of stock junior to our preferred stock, nor shall we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

In the event of the liquidation of our company, holders of our preferred stock shall be entitled to receive, before any payment or distribution on our common stock or any other class of stock junior to our preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution. Neither the sale, lease or exchange of all or substantially all of the property and assets of our company, nor any consolidation or merger of our company, shall be deemed to be a liquidation.

ITEM 12.           INDEMNIFICATION OF DIRECTORS AND OFFICERS.

The Nevada Revised Statutes provide that:

  a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

  a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

  to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

     We may make any discretionary indemnification only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

  by our stockholders;

  by our board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;

  if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion;

  if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion; or

  by court order.

     Our articles of incorporation provide that we shall indemnify to the fullest extent permitted by law any person made or threatened to be made a party to any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative (whether or not by or in the right of our company) by reason of the fact that he or she is or was a director of our company or is or was serving as a director, officer, employee or agent of another entity at the request of our company or any predecessor of our company against judgments, fines, penalties, excise taxes, amounts paid in settlement and costs, charges and expenses (including attorneys’ fees and disbursements) that he or she incur in connection with such action or proceeding.

     Our bylaws also provide that we shall indemnify our directors and officers to the fullest extent not prohibited by the Nevada Revised Statutes; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part of such proceeding) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by our board of directors, (iii) such indemnification is provided by our company, in its sole discretion, pursuant to the powers vested in our company under the Nevada Revised Statutes or (iv) such indemnification is required to be made by any court of competent jurisdiction. We also have power to indemnify our employees and other agents as set forth in the Nevada Revised Statutes.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 13    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

ITEM 14. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

END OF FORM 10 INFORMATION

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2007).

3.4	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

3.5	Articles of Merger filed with the Secretary of State of February 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

10.1	Participation Agreement dated November 30, 2007 between County Line Energy Corp. and Nuance Exploration Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).

10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.4	Letter of Intent to Farm out dated April 17, 2008 between our company and Desert Mining Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.5	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Robert B. Perry (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.6	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Leon Hinton (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.7	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Bourgeois Energy, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.8	Loan Agreement between Force Energy Corp. and G2 Petroleum, LLC dated March 11, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.9	Lease Agreement between Force Energy Corp. and TEG Inc. dated September 11, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.10	Assignment Agreement between Force Energy Corp. and G2 Petroleum, LLC dated effective June 20, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on July 15, 2009)

10.11	Assignment Agreement between Force Energy Corp. and G2 Petroleum, LLC dated effective September 16, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2009)

10.12*	Addendum to Participation Agreement between Force Energy Corp. and County Line Energy Corp. dated October 16, 2009

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 23, 2009