Form 10-K
period 2009-11-30
FORCE ENERGY CORP.
filed 2010-03-15
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Registrant’s telephone number, including area code 403-457-3672

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ] No[ x ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ] No [ x ]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
[ x ].

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,871,104 based on a price of $0.416 per share, being the average bid and asked price of such common equity as of May 29, 2009.

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
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,344,000 shares of common stock as of March 1, 2010.

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

As used in this annual report, the terms “Force”, the “Company”, “we”, “us” and “our” means Force Energy Corp. and its subsidiaries, unless otherwise indicated.

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

Our Current Business

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. The majority of our business is derived from projects identified by our principals. Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development. We intend to expand our operations into these areas of activity should we establish sufficient cash flows in the next twelve months to support these activities. We presently hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada, and a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming.

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

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. Continental has been hired to permit two wells in section nine of the property. Once the new geothermal work is complete by Hawkeye Geosensing Ltd., the Company may stake wells in other sections. Once the well locations are staked, the Company intends to apply for drilling permits to be ready for this summer’s drilling season.

We did not earn any revenues during the year ended November 30, 2009. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, the Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of our fourth quarter ended November 30, 2009 we have experienced the following significant corporate developments:

1.

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

2.

On September 18, 2009 Force entered into an agreement with Continental Production Company, LLC of Casper, Wyoming, to perform all drilling and field operations of the Diamond Springs prospect. Continental Production Company, LLC (Formerly Continental Industries, LLC) is a Wyoming based operating company dedicated to providing expertise in professional and administrative services for all functions of petroleum energy development.

3.

On October 16, 2009 we entered into an amendment to our participation agreement with County Line Energy Corp. pursuant to which we acquired an additional 30% working interest in the Hayter Well in consideration of a release by Force from all amounts owed by County Line to Force. Following our entry into the amended participation agreement we now hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well. The addendum was subsequently amended by the parties on February 1, 2010 to replace the reference to the Company in the agreement with Nuance Exploration Ltd., the Company’s wholly owned subsidiary.

4.

On October 30, 2009 the Company completed a private placement of 900,000 shares of the Company’s common stock to one subscriber at a price of $0.28 per share for gross proceeds of $252,000. The shares were issued pursuant to Regulation S of the Securities Act of 1933 on the basis that the subscriber represented that they were not a US person as such term is defined in Regulation S.

5.

On November 16, 2009 we entered into a share issuance agreement with Villa Atmu S.A., pursuant to which Villa Atmu agreed to advance to us up to $5,000,000 in exchange for shares of common stock of our Company. Under the terms of the agreement, any cash advances requested by us must be in the minimum amount of $100,000. In consideration of each advance, we agree to issue common shares in the capital of our company at a price equal to 80% of the volume weighted average of the closing price of common stock, for the (10) ten banking days immediately preceding the date of the notice requesting the advance, as quoted on Yahoo! Finance or such other source as may be agreed to by us and Villa Atmu. The issuance of the shares is subject to the parties entering into a subscription agreement in a form acceptable to both parties and in compliance with applicable securities laws. We agreed to use the capital from advances to fund exploration activities and for general corporate purposes. Also, pursuant to the terms of the agreement, we agreed that during the two year period following execution of the agreement, we would not discuss, negotiate or engage any investment or corporate finance agreements without the consent of Villa Atmu, subject to Villa Atmu’s decision not to exercise this right due to market conditions. We further agreed not to engage in any debt financings during the two year term following execution of the agreement without the consent of Villa Atmu.

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

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, byproducts thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next twelve month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Subsidiaries

We have two wholly owned subsidiaries, FRC Exploration Ltd. (a British Columbia Corporation) and Nuance Exploration Ltd. (a British Columbia Corporation).

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $403,082 for the year ended November 30, 2009. As of November 30, 2009, we had a working capital deficit of $8,674. We do not expect positive cash flow from operations in the near term. Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended November 30, 2009 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of ann investors investment in our securities. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2009 have incurred losses of $1,278,292 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. On November 16, 2009 to address our working capital concerns we entered into a share issuance agreement with Villa Atmu S.A., pursuant to which Villa Atmu agreed to advance to us up to US$5,000,000 in exchange for shares of common stock of our Company. We intend to raise any additional working capital we require through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

We depend on outside capital to pay for the exploration and development of our properties

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital necessary to meet these continuing exploration and development costs may not continue to be available or, if the capital is available, it may not be available on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

From inception through to November 30, 2009, we have incurred aggregate losses of approximately $1,278,292. Our net loss for the year ended November 30, 2009 was $403,082 and $786,407 for the year ended November 30, 2008. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

The current global financial crisis that began in 2008 has had a material adverse effect on our financial results and proposed plan of operations due to a significant reduction in the demand and pricing for oil and gas. A continued recession in 2010 may lead to further significant fluctuations in demand and pricing for oil and gas. If we elect to proceed with the development of any of our property interests, our profitability may be significantly affected by decreased demand. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

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

On October 16, 2009 we entered into an amendment to our participation agreement with County Line Energy Corp. pursuant to which we acquired an additional 30% working interest in the Hayter Well in consideration of a release by Force from all amounts owed by County Line to Force. Following our entry into the amended participation agreement we now hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well.

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

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. Continental has been instructed to stake two wells in section nine of the property. Once the new geothermal work is complete by Hawkeye Geosensing Ltd., the Company may stake wells in other sections. Once the well locations are staked, the Company intends to apply for drilling permits to be ready for this summer’s drilling season.

Oil and Gas Properties and Wells

On March 9, 2009, Force received a report on reserves data for the Hayter Well prepared by its independent engineers, Chapman Petroleum Engineering Ltd.

The following table sets forth the number of wells in which the Company held a working interest as at November 30, 2009:

The Company has not since the beginning of its most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies. As at November 30, 2009, the Company had a 50% working interest in one well in the Hayter Area of Alberta.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED).

Not Applicable.

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

Quarter Ended	High	Low
02/28/2008	$0.51	$0.00
05/31/2008	$2.35	$0.51
08/31/2008	$2.92	$0.60
11/30/2008	$1.36	$0.41
02/29/2009	$0.66	$0.30
05/31/2009	$0.58	$0.35
08/31/2009	$0.47	$0.22
11/30/2009	$0.54	$0.21

Transfer Agent

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701, telephone number 727-289-0010, facsimile: 727.289.0069.

Holders of our Common Stock

As of February 25, 2010, there were 28 registered stockholders holding 47,344,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended November 30, 2009, we completed the following sales of our equity securities that were not registered:

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

2.

On October 30, 2009 the Company completed a private placement of 900,000 shares of the Company’s common stock to one subscriber at a price of $0.28 per share for gross proceeds of $252,000. The shares were issued pursuant to Regulation S of the Securities Act of 1933 on the basis that the subscriber represented that they were not a US person as such term is defined in Regulation S.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2009.

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

As used in this annual report, the terms “Force”, the “Company”, “we”, “us” and “our” means Force Energy Corp. and its subsidiaries, unless otherwise indicated.

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

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. Continental has been instructed to stake two wells in Section nine of the property. Once the new geothermal work is complete by Hawkeye Geosensing Ltd., the Company may stake wells in other sections. Once the well locations are staked, the Company intends to apply for drilling permits to be ready for this summer’s drilling season. As of the date of this annual report the status of our agreements respecting our oil and gas properties is as follows:

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

On July 9, 2009 we completed the acquisition of a 50% interest in the Diamond Springs Prospect in accordance with the terms of an assignment agreement with G2 Petroleum, LLC dated effective June 20, 2009. Pursuant to the terms of the assignment agreement, in consideration of the transfer of the 50% interest in the Diamond Springs Prospect we agreed to set-off $50,000 of G2’s indebtedness to us under the prior letter agreement between the parties and we agreed to set-off $175,000 against G2’s indebtedness under the loan agreement between the parties dated March 11, 2009. In connection with the assignment agreement we agreed to sign a release in favor of G2, releasing them from all further obligations under the loan agreement and the letter agreement.

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

We did not earn any revenues during the year ended November 30, 2009. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

Anticipated Cash Requirements

We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$180,000
Exploration expenses	$700,000
Professional fees	$80,000
General administrative expenses	$40,000
Total	$1,000,000

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2009 which are included herein.

Our operating results for the years ended November 30, 2009 and 2008 are summarized as follows:

	Years Ended
	November 30,
	2009	2008

Revenue	$-	$-
Operating Expenses	393,845	787,501
Net Loss	$403,082	$786,407

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

Expenses

Our expenses for the years ended November 30, 2009 and 2008 are outlined in the table below:

	Years Ended
	November 30,
	2009	2008
Accounting and audit fees	90,936	46,333
Accretion Expense	1,328	-
Bank charges	1,061	514
Consulting fees	-	408,500
Depreciation	2,328	582
Exploration Expenses	15,000	-
Investor relations	18,284	33,159
Legal fees	45,190	41,982
Management fees	189,000	157,500
Office expenses	16,599	6,651
Rent	18,836	15,108
Tax penalties and interest	(50,000)	50,000
Transfer and filing fees	22,877	20,914
Travel	2,406	6,258
Write-off of Oil and Gas Costs	20,000	-
Total Expenses	$393,845	$787,501

Our expenses decreased by 50% in fiscal 2009 as compared to fiscal 2008. The decrease in our expenses for the year ended November 30, 2009 was due mainly to decreased consulting fees associated with the development of our business; we did not renew expired consulting contracts in the current year. As well, the accounting and audit fees increased primarily as a result of US tax compliance work undertaken in the current year.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at November	Increase /
	November 30, 2009	30, 2008	(Decrease)
Current Assets	$163,674	$472,725	(65.4%	)
Current Liabilities	$172,348	$148,410	16.1%
Working Capital (deficit)	$(8,674)	$324,315	(102.6%	)

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase /
	November 30, 2009	November 30, 2008	(Decrease)

Cash used in Operating Activities	$(342,919)	$(253,593)	35.2%
Cash used in Investing Activities	$(205,563)	$(74,651)	175.4%
Cash provided by Financing Activities	$252,000	$750,000	(66.4%	)
Net Increase (Decrease) in Cash	$(296,482)	$421,756	(29.7%	)

We anticipate that we will incur approximately $1,000,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $342,919 during the year ended November 30, 2009 and $253,593 during the year ended November 30, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

Net cash used in investing activities totaled $205,563 during the year ended November 30, 2009 as compared to cash used in investing activities of $74,651 during the year ended November 30, 2008.

Cash from Financing Activities

We generated $252,000 cash from financing activities during the year ended November 30, 2009 compared to cash from financing activities in the amount of $750,000 during the year ended November 30, 2008. Cash generated by financing activities is attributable to a private placement we completed in October, 2009 consisting of 900,000 shares of our common stock at a price of $0.28 per share for gross proceeds of $252,000.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2009 have incurred losses of $1,278,292 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $403,082 for the year ended November 30, 2009. As of November 30, 2009, we had working capital deficit of $8,674 and our estimated expenses over the next twelve months are $1,000,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

On November 16, 2009 the Company entered into a share issuance agreement for gross proceeds of up to $5,000,000 which expires on November 9, 2010. Pursuant to the agreement the Company can request advances in amounts not less than $100,000 from the subscriber, and the subscriber will receive within 5 days of the advance being received common shares of the Company. The deemed issue price of the shares shall be 80% of the volume weighted average of the closing price of the common stock for the ten banking days immediately prior to the date advance was requested. The Company has not yet drawn any funds under this agreement.

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

Development Stage Activities

The Company is a development stage company as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair values due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable.

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

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on the properties with unproved reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases. Asset Retirement Obligations

The Company recognizes asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at November 30, 2009, the Company has determined it has no assets retirement obligations.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, “Business Combinations”. Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. This standard will affect the Company’s accounting treatment for any future business combinations.

In March 2008, the FASB issued guidance, included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This Statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts in Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating what effects the adoption of ASC 815-40 will have on its consolidated financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled -Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact that adoption of this rule will have on its financial disclosures.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 - “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The Company is currently assessing the impact that adoption of this rule will have on our financial statements.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which the Company has historically followed for financial reporting purposes. As a result, the adoption of this guidance did not have any material impact on the financial statements.

In July 2009, the FASB issued new guidance relating to the FASB Accounting Standards Codification at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards were superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FORCE ENERGY CORP.

(formerly Nuance Resources Corp)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009 and 2008

(Stated in US Dollars)

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009 and 2008

(Stated in US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Force Energy Corp
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Force Energy Corp. (the “Company”), (a Development Stage Company) and its subsidiaries as of November 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the years then ended and for the period from November 1, 2006 (Date of Inception) to November 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Force Energy Corp. (a Development Stage Company) and its subsidiaries as of November 30, 2009 and 2008  and the results of their operations and their cash flows for the years then ended and for the period from November 1, 2006 (Date of Inception) to November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has a working capital deficiency, has yet to achieve profitable operations, has accumulated losses since its inception, and expects to incur further losses in the development of its business.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Canada LLP”

Chartered Accountants

Vancouver, Canada
March 10, 2010

FORCE ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2009 and 2008
(Stated in US Dollars)

ASSETS	2009	2008

Current
Cash	$162,458	$458,940
Deposits	-	13,517
Prepaid expenses	1,216	268

	163,674	472,725

Property and equipment – Note 4	1,741	4,069
Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	504,162	165,702

	$669,577	$642,496

LIABILITIES

Current
Accounts payable and accrued liabilities	$58,798	$84,160
Due to related parties – Note 6	113,550	64,250

	172,348	148,410

Asset retirement obligation – Note 7	10,225	-

	182,573	148,410

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8 270,000,000 shares authorized 47,344,000 shares issued (November 30, 2008, - 45,994,000 shares issued)	47,344	45,994
Additional paid in capital	1,717,952	1,323,302
Deficit accumulated during the development stage	(1,278,292)	(875,210)

	487,004	494,086

	$669,577	$642,496

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 10

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended November 30, 2009 and 2008 and
for the period from November 1, 2006 (Date of Inception)
to November 30, 2009
(Stated in US Dollars)

			Period from
			November 1,
			2006 (Date of
			Inception) to
			November 30
	2009	2008	2009
			(cumulative)

Expenses
Accounting and audit fees	$90,936	$46,333	$174,030
Accretion expense	1,328	-	1,328
Bank charges	1,061	514	2,096
Consulting fees	-	408,500	408,500
Depreciation	2,328	582	2,910
Exploration expenses	15,000	-	15,000
Investor relations	18,284	33,159	51,443
Legal fees	45,190	41,982	140,182
Management fees – Note 6	189,000	157,500	346,500
Office expenses	16,599	6,651	23,612
Rent – Note 6	18,836	15,108	33,944
Tax penalties and interest	(50,000)	50,000	-
Transfer and filing fees	22,877	20,914	59,434
Travel	2,406	6,258	9,502
Write-off of oil and gas costs – Note 5 (b)	20,000	-	20,000

Loss before other items	(393,845)	(787,501)	(1,288,481)

Other items:
Debt forgiveness	-	-	610
Foreign exchange gain (loss)	(9,237)	1,094	9,579

	(9,237)	1,094	10,189

Net loss and comprehensive loss for the period	$(403,082)	$(786,407)	$(1,278,292)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	46,162,904	45,503,315

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2009 and 2008 and
for the period from November 1, 2006 (Date of Inception) to November 30, 2009
(Stated in US Dollars)

			Period from
			November 1,
			2006 (Date of
			Inception) to
			November 30
	2009	2008	2009
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(403,082)	$(786,407)	$(1,278,292)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting fees paid in stock	-	405,000	405,000
Debt forgiveness	-	-	(610)
Accretion expense	1,328	-	1,328
Depreciation	2,328	582	2,910
Write-off of oil and gas costs	20,000	-	20,000
Changes in non-cash working capital items
related to operations:
Deposits	13,517	(13,517)	-
Prepaid expenses	(948)	(268)	(1,216)
Accounts payable and accrued liabilities	(25,362	76,767	19,646
Due to related parties	49,300	64,250	113,550

Net cash used in operating activities	(342,919)	(253,593)	(717,684)

Cash Flows used in Investing Activities
Acquisition of property and equipment	-	(4,651)	(4,651)
Acquisition and development costs of oil and
gas properties	(205,563)	(70,000)	(358,213)

Net cash used in investing activities	(205,563)	(74,651)	(362,864)

Cash Flows provided by Financing Activities
Capital stock issued	252,000	750,000	1,219,000
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	252,000	750,000	1,256,058

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	(296,482)	421,756	162,458

Cash, beginning of the period	458,940	37,184	-

Cash, end of the period	$162,458	$458,940	$162,458

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Transactions – Note 11

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to November 30, 2009
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions	-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period	-	-	-	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization	21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash – at $0.25	240,000	240	59,760	-	60,000
– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year	-	-	-	(79,859)	(79,859)

Balance November 30, 2007	44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash – at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements – Note 9
– at $1.35	300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year	-	-	-	(786,407)	(786,407)

Balance November 30, 2008	45,994,000	45,994	1,323,302	(875,210)	494,086

Capital stock issued for cash - at 0.28	900,000	900	251,100	-	252,000
Capital stock issued for oil and gas property – Note 5(b)	450,000	450	143,550	-	144,000
Net loss and comprehensive loss for the year	-	-	-	(403,082)	(403,082)

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$(1,278,292)	$487,004

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 1, 2006. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company’s year-end is November 30.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2009, the Company has a working capital deficiency of $8,674. The Company has yet to achieve profitable operations, has accumulated losses of $1,278,292 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has entered into a formal Share Issuance Agreement with a third party (Note 10(b)) to address this concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Development Stage Activities

The Company is a development exploration stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Force Energy Corp and its wholly-owned subsidiaries, FRC Exploration Ltd. (a BC Corporation) (“FRC”) and Nuance Exploration Ltd. (a BC Corporation) (“NEL”). All significant inter-company balances and transactions have been eliminated.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and share capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally 2 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproved properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on the properties with unproved reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations

Asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, are recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Basic Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed similar to basic income per share except that the denominator is increased to include the number of common stock equivalents. Common stock equivalents represent the dilutive effect of the assumed exercise of any outstanding stock equivalents, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. There are no common stock equivalents outstanding and, thus, diluted and basic loss per share are the same.

Comprehensive Income

The Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements

In December 2007, the FASB issued ASC 805, “Business Combinations”. Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. This standard will affect the Company’s accounting treatment for any future business combinations.

In March 2008, the FASB issued guidance, included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This Statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts in Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating what effects the adoption of ASC 815-40 will have on its consolidated financial statements.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled -Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact that adoption of this rule will have on its financial disclosures.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 - “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The Company is currently assessing the impact that adoption of this rule will have on our financial statements.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which the Company has historically followed for financial reporting purposes. As a result, the adoption of this guidance did not have any material impact on the financial statements. The Company has evaluated subsequent events through the filing date of these consolidated financial statements.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In July 2009, the FASB issued new guidance relating to the FASB Accounting Standards Codification at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards were superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Note 3	Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non- performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1-	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –

inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 8

Note 3	Financial Instruments – (cont’d)

Level 3-

inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities consisting of cash and accounts payable and accrued liabilities, in management’s opinion, approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4	Property and Equipment

Property and equipment consists of the following:

	November 30	November 30
	2009	2008
Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(2,675)	(535)
	1,600	3,740
Office equipment	376	376
Less: Accumulated depreciation	(235)	(47)
	141	329
	$1,741	$4,069

Note 5	Oil and Gas Properties

	November 30, 2009
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	-	7,100	7,100
- asset retirement obligation	-	8,422	8,422

	$369,000	$135,162	$504,162

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 9

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

On November 30, 2007, the Grantor did not pay the promissory note and NEL and the Grantor entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well as full and final settlement of the promissory note totalling $95,702 after considering the effects of the foreign exchange on the note.

On October 16, 2009, the Company entered into an amendment to its Participation Agreement pursuant to which it acquired an additional 30% working interest in the Hayter Well in consideration of a release by Force from an amount of $23,938 owed by the Grantor to the Company. The Company holds a 50% working interest of the Grantor’s interest in the Hayter Well. The addendum was subsequently amended by the parties on February 1, 2010 to replace the reference to the Company in the agreement with Nuance Exploration Ltd., the Company’s wholly owned subsidiary.

During the year ended November 30, 2009 the Company incurred $7,100 of development costs.

As at November 30, 2009, the 50% working interest of the Hayter Well was recorded at $135,162 (November 30, 2008:- 20% working interest - $95,702). The company also recorded $8,422 (Note 7) as an asset retirement obligation.

b)	Diamond Springs Prospect, Wyoming

By a letter agreement dated March 11, 2008, the Company agreed to purchase a 5% working interest in the Diamond Springs Prospect (the “Prospect”) and acquire an option to purchase an additional 20% working interest in the Prospect.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 10

Note 5	Oil and Gas Properties – (cont’d)

b)	Diamond Springs Prospect, Wyoming – (cont’d)

As consideration, the Company issued a $50,000 Promissory Note without interest due on or before April 30, 2008 (settled April 16, 2008), and agreed to pay $300,000 within 90 days of the execution of an acquisition agreement (see agreement related to Diamond Springs Prospect below), at which time the Company would earn a 75% net revenue interest in the initial well. The Company is responsible for 100% of the costs of the drilling and testing of the initial well on the Prospect.

Upon drilling of the initial well, the Company would issue to the vendor 250,000 common shares of the Company as payment in full for a 5% working interest in all subsequent wells drilled on the Prospect. These shares were not issued and the commitment to issue these shares was superseded in June, 2009 as described below. The Vendor granted the Company the option to purchase up to an additional 20% working interest in all subsequent wells drilled on the Prospect for $100,000 per 1% of working interest. This option expired unexercised on December 15, 2008.

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

On September 16, 2009, the Company acquired a further 25% interest in the Diamond Springs Prospect for consideration consisting of 450,000 common shares with a fair value of $144,000.

During the year ended November 30, 2009, $20,000 in development costs relating to Diamond Springs Prospect were written off.

Note 6	Related Party Transactions

Amount due to related parties includes $113,550 (November 30, 2008 - $64,250); owing to the Company’s director and companies controlled by the Company’s director for unpaid corporate expenses of $nil (November 30, 2008 - $14,750), unpaid management fees of $111,500 (November 30, 2008 - $48,500) and rent of $2,050 (November 30, 2008 - $1,000) respectively. The amount due to related party was due to the Company’s former director and is unsecured, non interest bearing and has no specific terms for repayment.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 11

Note 6	Related Party Transactions – (cont’d)

During the year ended November 30, 2009, total management fees charged by the Company’s director were $189,000 (2008 - $157,500), and rent expenses reimbursed to the company controlled by the Company’s director were $8,400 (2008 - $7,000).

Note 7	Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at November 30, 2009 to be $10,255 (November 30, 2008 - $nil), based on a total undiscounted liability of $16,645 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next nine years, with the majority of the cost incurred between 2016 and 2019. The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	November 30,	November 30,
	2009	2008

Balance, beginning of period	$-	$-
Liabilities incurred	8,422	-
Accretion expense	1,328	-
Effect of foreign exchange	475	-

	$10,225	$-

Note 8	Capital Stock

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

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 12

Note 8	Capital Stock – (cont’d)

On September 19, 2009, the Company issued 450,000 common shares pursuant to the Diamond Springs Prospect property agreement with a fair value of $144,000.

On October 30, 2009, the Company issued 900,000 common shares at $0.28 per share for total proceeds of $252,000 pursuant to a private placement.

Note 9	Income Taxes

At November 30, 2009, the Company has accumulated net operating losses in the United States of America totalling approximately $1,399,000 which are available to reduce taxable income in future taxation years. The carryforwards will begin expiring in 2026 unless utilized in earlier years. At November 30, 2009 the Company has accumulated Canadian oil and gas resource property expenditures aggregating $ 140,091 (CDN$148,638) which may be used to reduce taxable income in future taxation years.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2009	2008

Statutory tax rate	34.00%	34.00%

Net operating loss carryforwards	$476,000	$300,000
Undeducted management fees	-	23,000
Capital assets	1,000	-
Oil and gas properties	2,000	3,000
ARO liability	2,000	-
Valuation allowance for deferred tax assets	(481,000)	(327,000)

Net deferred tax assets	$-	$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2009	2008

Income tax benefit at statutory rate	$(137,000)	$(267,000)
Tax penalties and interest	(17,000)	17,000
Foreign exchange translation	(1,000)	-
Other permanent differences	1,000	5,000
Increase in valuation allowance	154,000	245,000

Deferred income tax recovery	$-	$-

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 13

Note 9	Income Taxes – (cont’d)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both November 30, 2009 and November 30, 2008.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation. It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2006.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Note 10	Commitments

a)

On September 18, 2009, the Company entered into a Management/Operations Agreement for an initial term of one month expiring October 17, 2009, whereby a company was appointed the manager and operator of the Company’s Diamond Springs Project. As compensation for manager/operator services the Company will pay the company in accordance with a specified fee schedule for operator services rendered. The contract will be automatically renewed for periods of 1 month unless 30 days written notice of termination is given. No costs pursuant to the agreement have been incurred as of the audit report date.

b)

On November 16, 2009 the Company entered into a share issuance agreement for gross proceeds of up to $5,000,000 which expires on November 9, 2010. Pursuant to the agreement the Company can request advances in amounts not less than $100,000 from the subscriber, and the subscriber will receive within 5 days of the advance being received common shares of the Company. The deemed issue price of the shares shall be 80% of the volume weighted average of the closing price of the common stock for the ten banking days immediately prior to the date advance was requested.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars) – Page 14

Note 11	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended November 30, 2009, the Company issued 450,000 common shares having a fair value of $0.32 per share for a total of $144,000 pursuant to an agreement to acquire an additional 25% working interest in the Diamond Springs Prospect -Note 5(b).

During the year ended November 30, 2008, upon the resignation of the past president, $5,018 which had been recorded as due to related party was reclassified to accounts payable and accruals. This reallocation has been excluded from the statements of cash flows.

These transactions were excluded from the Statements of Cash Flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2009, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2009 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2010, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at February 9, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

Rahim Rayani is our president, chief executive officer, chief financial officer, secretary and our sole director. Mr. Rayani has been our president, chief executive officer, chief financial officer, secretary and our sole director since March 10, 2008. For the past 5 years Rahim Rayani has been President and Chief Executive Officer of Gulf Coast Oil & Gas, Inc. a Houston, TX USA Venture. His responsibilities include raising capital, acquiring assets, brought the company into revenue through success on drilling 3 re-entry wells in Texas and manage all day to day operations and activities of a fully- reporting OTCBB company. Since 2003 Rahim Rayani has been President and Chief Executive Officer of R Capital Management Ltd. a Vancouver, British Columbia based company, where he is a Management/Financial and Technology consultant for public and private companies with special focus on the oil and gas and resource/mining sectors. His responsibilities include raising funds for private and public companies through a network of high net worth individuals, institutions and business contacts.

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

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Rahim Rayani.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of February 25, 2010, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to this annual report filed on Form 10-K. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the “named executive officers”, for our fiscal years ended November 30, 2009, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Rahim Rayani(1) President, Chief Executive Officer and Chief Financial Officer, Secretary and Director	2009 2008 2007	189,000 157,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	189,000 157,000 Nil
James Bunney(2) (formerly President, Chief Executive Officer, Chief Financial Officer and Director)	2009 2008 2007	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Rahim Rayani has been our president, chief executive officer, chief financial officer, and director of the Company since March 10, 2008.
(2)	James Bunney resigned as president, chief executive officer and chief financial officer of the Company on March 10, 2008 and as a director on March 17, 2008.

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

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended November 30, 2009 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended November 30, 2009.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.  We paid Rahim Rayani our sole executive officer and director $189,000 during the year ended November 30, 2009 for certain management consulting services provided by him to the Company.   We do not have a formal employment or consulting agreement with Mr. Rayani.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 1, 2010, there were 47,344,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Rahim Rayani 304 – 530 12th Avenue SW Calgary, AB T2R 0E4	9,600,000	20.3%
Common Stock	Directors and Officers as a group	9,600,000	20.3%
5% Shareholders:
Common Stock	James D. Bunney 203 – 3808 35th Ave Vernon, BC V1T 2T9	4,400,000	9.3%
Common Stock	Rahim Rayani 304 – 530 12th Avenue SW Calgary, AB T2R 0E4	9,600,000	20.3%

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

(2)	The percentage of class is based on 47,344,000 shares of common stock issued and outstanding as of March 1, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended November 30, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years, except for the management fees paid to our director in the amount of $189,000 for the year ended November 30, 2009 and $157,000 for the year ended November 30, 2008:

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

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Rahim Rayani.

Audit Committee Financial Expert

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended November 30, 2009 and November 30, 2008 for professional services rendered by BDO Canada LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2009	Year Ended November 30, 2008
Audit Fees and Audit Related Fees	$70,935	$38,515
Tax Fees	-	-
All Other Fees	-	-
Total	$70,935	$38,515

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

The board of directors has considered the nature and amount of fees billed by BDO Canada LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP independent.

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

10.12

Addendum to Participation Agreement between Force Energy Corp. and County Line Energy Corp. dated October 16, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 23, 2009)

10.13	Share Issuance Agreement between Force Energy Corp. and Villa Atmu S.A. dated November 16, 2009 (incorporated by reference from our Current Report on Form 8-K filed on November 24, 2009)

10.14*	Form of Subscription Agreement dated October 30, 2009

Exhibit	Description
Number

10.15*	Amendment No. 1 to Addendum to Participation Agreement between County Line Energy Corp. and Force Energy Corp. dated February 1, 2010.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics

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

Date: March 10, 2010