Form 10-Q
period 2010-02-28
FORCE ENERGY CORP.
filed 2010-04-14
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Yes [ ]      No[ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,344,000 shares of common stock as of April 13, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Stated in US Dollars)

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2010 and November 30, 2009
(Stated in US Dollars)
(Unaudited)

	February 28	November 30
	2010	2009
ASSETS
Current
Cash	$56,702	$162,458
Prepaid expenses	5,538	1,216

	62,240	163,674

Property and equipment – Note 4	1,159	1,741
Oil and gas properties, full cost method of accounting Unproved Properties – Note 5	510,840	504,162

	$574,239	$669,577

LIABILITIES

Current
Accounts payable and accrued liabilities	$51,275	$58,798
Due to related parties - Note 6	131,722	113,550

	182,997	172,348

Asset retirement obligation – Note 7	10,697	10,225

	193,694	182,573

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8 270,000,000 shares authorized 47,344,000 shares issued (November 30, 2009, - 47,344,000 shares issued)	47,344	47,344
Additional paid in capital	1,717,952	1,717,952
Deficit accumulated during the development stage	(1,384,751)	(1,278,292)

	380,545	487,004

	$574,239	$669,577

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Commitment – Note 9

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three month periods February 28, 2010 and February 28, 2009 and for the period from November 1, 2006 (Date of Inception)
to February 28, 2010
(Stated in US Dollars)
(Unaudited)

			Period from
			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 28	February 28	February 28
	2010	2009	2010
			(cumulative)

Expenses
Accounting and audit fees	$38,788	$32,933	$212,818
Accretion expense – Note 7	472	-	1,800
Bank charges	190	499	2,286
Consulting fees	-	-	408,500
Depreciation	582	582	3,492
Exploration expenses	-	-	15,000
Investor relations	-	8,000	51,443
Legal fees	7,252	11,163	147,434
Management fees – Note 6	47,250	47,250	393,750
Office expenses	3,755	403	27,367
Rent – Note 6	3,150	5,587	37,094
Tax penalties and interest	-	-	-
Transfer and filing fees	2,413	594	61,847
Travel	-	-	9,502
Write-off of oil and gas costs – Note 5 (b)	-	-	20,000

Loss before other items	(103,852)	(107,011)	(1,392,333)

Other items:
Debt forgiveness	-	-	610
Foreign exchange gain (loss)	(2,607)	(230)	6,972

	(2,607)	(230)	7,582

Net loss and comprehensive loss for the period	$(106,459)	$(107,241)	$(1,384,751)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	47,344,000	45,994,000

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended February 28, 2010 and February 28, 2009 and for the period from November 1, 2006 (Date of Inception) to February 28, 2010
(Stated in US Dollars)

			Period from
			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 28	February 28	February 28
	2010	2009	2010
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(106,459)	$(107,241)	$(1,384,751)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting fees paid in stock	-	-	405,000
Debt forgiveness	-	-	(610)
Accretion expense	472	-	1,706
Depreciation	582	582	3,492
Write-off of oil and gas costs	-	-	20,000
Changes in non-cash working capital items
related to operations:
Deposits	-	12,044	-
Prepaid expenses	(4,322)	268	(5,538)
Accounts payable and accrued liabilities	(7,523)	3,166	12,123
Due to related parties	18,172	(9,250)	131,722

Net cash used in operating activities	(99,078)	(100,431)	(816,762)

Cash Flows used in Investing Activities
Advance of loan receivable	-	(175,000)	-
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas properties	(6,678)	(38,938)	(364,891)

Net cash used in investing activities	(6,678)	(213,938)	(369,542)

Cash Flows provided by Financing Activities
Capital stock issued	-	-	1,219,000
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	-	-	1,256,058

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	(105,756)	(314,369)	56,702

Cash, beginning of the period	162,458	458,940	-

Cash, end of the period	$56,702	$144,571	$56,702

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to February 28, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements	– at $1.35	300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year		-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	45,994	1,323,302	(875,210)	494,086

Capital stock issued for cash	- at 0.28	900,000	900	251,100	-	252,000
Capital stock issued for oil and gas property – Note 5(b)		450,000	450	143,550	-	144,000
Net loss and comprehensive loss for the year		-	-	-	(403,082)	(403,082)

Balance November 30, 2009		47,344,000	47,344	1,717,952	(1,278,292)	487,004

Net loss and comprehensive loss for the period		-	-	-	(106,459)	(106,459)

Balance February 28, 2010		47,344,000	$47,344	$1,717,952	$(1,384,751)	$380,545

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009, has been omitted. The results of operations for the three-month period ended February 28, 2010 are not necessarily indicative of results for the entire year ending November 30, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2010, the Company has a working capital deficiency of $120,757. The Company has yet to achieve profitable operations, has accumulated losses of $1,384,751 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has entered into a formal Share Issuance Agreement with a third party (Note 9) to address this concern.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2010
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	New Accounting Standards

On December 1, 2009 the Company adopted the guidance in Accounting Standards

Codification (“ASC”) 805, “Business Combinations”. ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company adopted the newly ratified guidance which is part of ASC 815-40, “Contracts in Entity’s Own Equity”. ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company became subject to revised reporting requirements relating to oil and natural gas reserves that a company holds, which were prescribed by the SEC. Included in the new rule entitled -Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new reporting requirements are applicable to registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. As at February 28, 2010, the Company has no proved or probable reserves and is therefore not subject to the reporting requirement. The adoption of these reporting requirements will result in increased disclosures to the financial statements once the Company has proved and probable reserves.

On December 1, 2009 Accounting Standards Update (ASU) No. 2010-03 - “Oil and Gas Reserve Estimation and Disclosures.” became effective for the Company. The guidance requires additional disclosures to be made relating to current oil and gas reserve estimation. The adoption of these reporting requirements will result in increased disclosures to the financial statements once the Company has proved and probable reserves.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2010
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Property and Equipment

Property and equipment consists of the following:

	February 28,	November 30
	2010	2009
Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(3,210)	(2,675)
	1,065	1,600
Office equipment	376	376
Less: Accumulated depreciation	(282)	(235)
	94	141
	$1,159	$1,741

Note 5	Oil and Gas Properties

	February 28, 2010

	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	6,678	7,100	13,778
- asset retirement obligation	-	8,422	8,422

	$375,678	$135,162	$510,840

	November 30, 2009

	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	-	7,100	7,100
- asset retirement obligation	-	8,422	8,422

	$369,000	$135,162	$504,162

a)	Hayter Prospect, Alberta, Canada

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
February 28, 2010
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

As at February 28, 2010, the 50% working interest of the Hayter Well was recorded at $135,162 (November 30, 2009:- $135,162). The company also recorded $10,697 (November 30, 2009 - $10,225) as an asset retirement obligation (Note 7).

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
February 28, 2010
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

In June 2009, the parties entered into the assignment agreement, which replaced and superseded all prior agreements between the parties. The Company received a 50% interest in the Diamond Springs Prospect for $225,000. In connection with the assignment agreement the Company agreed to sign a release in favour of the assignor, releasing them from all further obligations under the loan agreement and the letter agreement.

On September 16, 2009, the Company acquired a further 25% interest in the Diamond Springs Prospect for consideration consisting of 450,000 common shares with a fair value of $144,000.

During the year ended November 30, 2009, $20,000 in development costs relating to Diamond Springs Prospect were written off.

During the three month period ended February 28, 2010, the Company incurred $6,678 of exploration expenditures on the Diamond Springs Prospect.

Note 6	Related Party Transactions

Amount due to related parties includes $131,722 (November 30, 2009 - $113,550); owing to the Company’s director and companies controlled by the Company’s director for unpaid corporate expenses of $3,422 (November 30, 2009 - $nil) unpaid management fees of $128,300 (November 30, 2009 - $111,500) and rent of $nil (November 30, 2009 - $2,050) respectively. The amount due to related party was due to the Company’s former director and is unsecured, non-interest bearing and has no specific terms for repayment.

During the three month period ended February 28, 2010, total management fees charged by the Company’s director were $47,250 (February 28, 2009- $47,250), and rent expenses reimbursed to the company controlled by the Company’s director were $3,150 (February 28, 2009 - $nil).

Note 7	Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at February 28, 2010 to be $10,697 (November 30, 2009 - $10,225), based on a total undiscounted liability of $16,645 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next nine years, with the majority of the cost incurred between 2016 and 2019. The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2010
(Stated in US Dollars)
(Unaudited) – Page 6

Note 7	Asset Retirement Obligation – (cont’d)

	February 28,	November 30,
	2010	2009

Balance, beginning of period	$10,225	$-
Liabilities incurred	-	8,422
Accretion expense	472	1,328
Effect of foreign exchange	-	475

	$10,697	$10,225

Note 8	Capital Stock

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

On October 30, 2009, the Company issued 900,000 common shares at $0.28 per share for total proceeds of $252,000 pursuant to a private placement.

Note 9	Commitment

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

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

We did not earn any revenues during the three months ended February 28, 2010. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, the Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

As of the date of this quarterly report the status of our agreements respecting our oil and gas properties is as follows:

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

We did not earn any revenues during the three months ended February 28, 2010. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended February 28, 2010 which are included herein.

Our operating results for the three month period ended February 28, 2010 and February 28, 2009 are summarized as follows:

	Three Month Period Ended
	February 28,	February 28,
	2010	2009
Revenue	$-	$-
Operating Expenses	103,852	107,011
Net Loss and Comprehensive Loss	$106,459	$107,241

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

Expenses

Our expenses for the three month period ended February 28, 2010 and February 28, 2009 are outlined in the table below:

	Three Month Period Ended		Percentage
			Increase /
			(Decrease)
	February 28,	February 28,
	2010	2009

Accounting and audit fees	$38,788	$32,933	17.8%
Accretion expense	472	-	100%
Bank charges	190	499	(61.9%	)
Depreciation	582	582	N/A
Investor relations	-	8,000	(100%	)
Legal fees	7,252	11,163	(35%	)
Management fees	47,250	47,250	N/A
Office expenses	3,755	403	831.8%
Rent	3,150	5,587	(43.6%	)
Transfer and filing fees	2,413	594	306.2%
Total Expenses	$103,852	$107,011	(2.9%	)

Our expenses decreased by 2.9% for the quarter ended February 28, 2010 as compared to the quarter ended February 28, 2009. The decrease in our expenses for the quarter ended February 28, 2010 was due mainly to a reduction in investor relations expenses.

Liquidity and Capital Resources

Working Capital

	As at	As at	Percentage
	February 28,	November 30,	Increase /
	2010	2009	(Decrease)
Current assets	$62,240	$163,674	(61.9%	)
Current liabilities	$182,997	$172,348	6.2%
Working capital deficiency	$(120,757)	$(8,674)	1,292.2%

Cash Flows

	Three Month	Three Month	Percentage
	Period Ended	Period Ended	Increase /
	February 28, 2010	February 28, 2009	(Decrease)
Net cash used in operating activities	$(99,078)	$(100,431)	(1.3%	)
Net cash used in investing activities	$(6,678)	$(213,938)	(96.9%	)
Net cash provided by financing activities	$-	$-	N/A
Effect of foreign currency translation	$-	$-	N/A
Increase (decrease) in cash	$(105,756)	$(314,369)	(66.4%	)

We anticipate that we will incur approximately $1,000,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $99,078 during the three month period ended February 28, 2010 and $100,431 during the three month period ended February 28, 2009. Cash used in operating activities was funded by cash on hand at the end of each of the prior fiscal years.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $6,678 during the three month period ended February 28, 2010 and $213,938 during the three month period ended February 28, 2009. Cash used in investing activities was funded by cash on hand at the end of each of the prior fiscal years.

Cash Provided by Financing Activities

No cash was provided by financing activities during the three month periods ended February 28, 2010 and February 28, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 47,344,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through February 28, 2010 have incurred losses of $1,384,751 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $106,459 for the three month period ended February 28, 2010. As of February 28, 2010, we had working capital deficit of $120,757 and our estimated expenses over the next twelve months are $1,000,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $106,459 for the three month period ended February 28, 2010. As of February 28, 2010, we had working capital deficit of $120,757. We do not expect positive cash flow from operations in the near term. Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended November 30, 2009 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have historically incurred losses, and through February 28, 2010 have incurred losses of $1,384,751 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. On November 16, 2009 to address our working capital concerns we entered into a share issuance agreement with Villa Atmu S.A., pursuant to which Villa Atmu agreed to advance to us up to US$5,000,000 in exchange for shares of common stock of our company. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

From inception through to February 28, 2010, we have incurred aggregate losses of approximately $1,384,751. Our net loss for the three month period ended February 28, 2010 was $106,459 and $107,241 for the three month period ended February 28, 2009. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2010, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED).

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

10.13	Share Issuance Agreement between Force Energy Corp. and Villa Atmu S.A. dated November 16, 2009 (incorporated by reference from our Current Report on Form 8-K filed on November 24, 2009)

10.14	Form of Subscription Agreement dated October 30, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2010)

10.15

Amendment No. 1 to Addendum to Participation Agreement between County Line Energy Corp. and Force Energy Corp. dated February 1, 2010 (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2010)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 15, 2010)

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
Date: April 13, 2010