Form 10-Q
period 2010-05-31
FORCE ENERGY CORP.
filed 2010-07-15
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No. 000-52494

FORCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 16th Street, Suite 400 Denver, CO 80202
(Address of principal executive offices) (zip code)

720-470-1414
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
Yes [ ]     No [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,844,000 shares of common stock as of July 14, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

(Stated in US Dollars)

(Unaudited)

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2010 and November 30, 2009
(Stated in US Dollars)
(Unaudited)

	May 31	November 30
	2010	2009
ASSETS
Current
Cash	$247	$162,458
Prepaid expenses	1,216	1,216

	1,463	163,674

Property and equipment – Note 4	577	1,741
Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	533,466	504,162

	$535,506	$669,577

LIABILITIES

Current
Accounts payable and accrued liabilities	$74,348	$58,798
Due to related parties - Note 6	155,600	113,550

	229,948	172,348

Asset retirement obligation – Note 7	11,062	10,225

	241,010	182,573

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 8 270,000,000 shares authorized 47,344,000 shares issued (November 30, 2009, - 47,344,000 shares issued)	47,344	47,344
Additional paid in capital	1,717,952	1,717,952
Deficit accumulated during the development stage	(1,470,800)	(1,278,292)

	294,496	487,004

	$535,506	$669,577

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Subsequent Event – Note 9

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three and six month periods ended May 31, 2010 and May 31, 2009, and for the period from November 1, 2006 (Date of Inception)
to May 31, 2010
(Stated in US Dollars)
(Unaudited)

					November 1,
					2006 (Date of
	Six months ended		Three months ended		Inception) to
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010
					(cumulative)

Expenses
Accounting and audit fees	$62,977	$42,304	$24,189	$9,371	$237,007
Accretion expense	782	52	404	52	2,110
Bank charges	327	734	137	235	2,423
Consulting fees	-	-	-	-	408,500
Depreciation	1,164	1,164	582	582	4,074
Exploration costs	-	15,000	-	15,000	15,000
Investor relations	-	18,000	-	10,000	51,443
Legal fees	14,159	23,745	6,907	12,582	154,341
Management fees – Note 6	94,500	94,500	47,250	47,250	441,000
Office expenses	5,567	5,288	1,812	4,885	29,179
Rent – Note 6	6,300	12,536	3,150	6,949	40,244
Transfer and filing fees	4,474	5,752	2,061	5,158	63,908
Travel	839	2,406	839	2,406	10,341
Write-off of oil and gas costs	-	20,000	-	20,000	20,000

Loss before other items	(191,089)	(241,481)	(87,331)	(134,470)	(1,479,570)

Other items:
Debt forgiveness	-	-	-	-	610
Foreign exchange gain (loss)	(1,419)	(505)	1,282	(275)	8,160

	(1,419)	(505)	1,282	(275)	8,770

Net loss and comprehensive loss for the period	$(192,508)	$(241,986)	$(86,049)	$(134,745)	$(1,470,800)

Basic loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	47,344,000	44,994,546	47,344,000	44,994,546

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month periods ended May 31, 2010 and May 31, 2009, and for the period from November 1, 2006 (Date of Inception)
to May 31, 2010
(Stated in US Dollars)
(Unaudited)

			Period from
			November 1,
			2006(Date of
	Six Months Ended		Inception) to
	May 31,		May 31,
	2010	2009	2010
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(192,508)	$(241,986)	$(1,470,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees paid in stock	-	-	405,000
Debt forgiveness	-	-	(610)
Accretion expense	837	52	2,165
Depreciation	1,164	1,164	4,074
Write-off of oil and gas costs	-	20,000	20,000
Changes in non-cash working capital items related to operations:
Deposits	-	11,817	-
Prepaid expenses	-	268	(1,216)
Accounts payable and accrued liabilities	15,550	5,585	35,196

Net cash used in operating activities	(174,957)	(203,100)	(1,006,191)

Cash Flows used in Investing Activities
Advance of loan receivable	-	(175,000)	-
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas properties	(29,304)	(29,388)	(387,517)

Net cash used in investing activities	(29,304)	(204,388)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	-	-	1,219,000
Due to related parties	42,050	16,750	155,600
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	42,050	16,750	1,411,658

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	(162,211)	(390,738)	247

Cash, beginning of the period	162,458	458,940	-

Cash, end of the period	$247	$68,202	$247

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to May 31, 2010
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$115,000
Less: commissions		-	-	(8,000)	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization		21,354,000	21,354	(24,058)	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	60,000
	– at $0.50	100,000	100	49,900	-	50,000
Net loss and comprehensive loss for the year		-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	750,000
Pursuant to consulting service agreements
	– at $1.35	300,000	300	404,700	-	405,000
Net loss and comprehensive loss for the year		-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	45,994	1,323,302	(875,210)	494,086

Capital stock issued for cash	- at 0.28	900,000	900	251,100	-	252,000
Capital stock issued for oil and gas property – Note 5(b)		450,000	450	143,550	-	144,000
Net loss and comprehensive loss for the year		-	-	-	(403,082)	(403,082)

Balance November 30, 2009		47,344,000	47,344	1,717,952	(1,278,292)	487,004

Net loss and comprehensive loss for the year		-	-	-	(192,508)	(192,508)

Balance May 31, 2010		47,344,000	$47,344	$1,717,952	$(1,470,800)	$294,496

SEE ACCOMPANYING NOTES

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009, has been omitted. The results of operations for the six-month period ended May 31, 2010 are not necessarily indicative of results for the entire year ending November 30, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2010, the Company has a working capital deficiency of $228,485. The Company has yet to achieve profitable operations, has accumulated losses of $1,470,800 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has entered into a formal  Share Issuance Agreement with a third party (Note 9) to address this concern.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	New Accounting Standards

Recently adopted accounting pronouncements

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

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Property and Equipment

Property and equipment consists of the following:

	May 31	November 30
	2010	2009
Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(3,745)	(2,675)
	530	1,600
Office equipment	376	376
Less: Accumulated depreciation	(329)	(235)
	47	141
	$577	$1,741

Note 5	Oil and Gas Properties

	May 31, 2010
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	-	8,422	8,422

	$398,039	$135,427	$533,466

	November 30, 2009
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	-	7,100	7,100
- asset retirement obligation	-	8,422	8,422

	$369,000	$135,162	$504,162

a)	Hayter Prospect, Alberta, Canada

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
May 31, 2010
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

During the six month period ended May 31, 2010 the Company incurred $265 (year ended November 30, 2009 - $7,100) of development costs.

As at May 31, 2010, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2009:- $135,162). The company also recorded $11,062 (November 30, 2009 - $10,225) as an asset retirement obligation (Note 7).

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
May 31, 2010
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

During the year ended November 30, 2009, $20,000 in development costs relating to Diamond Springs Prospect were written off.

During the six month period ended May 31, 2010, the Company incurred $29,039 of exploration expenditures on the Diamond Springs Prospect.

Note 6	Related Party Transactions

Amounts due to related parties comprises:

	May 31	November 30
	2010	2009

Amounts owing to Directors and Companies controlled by the Directors for:
Management fees	$153,550	$111,500
Rent	2,050	2,050

	$155,600	$113,550

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

Force Energy Corp.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 6

Note 6	Related Party Transactions Stock – (cont’d)

During the three and six month period ended May 31, 2010, total management fees charged by the Company’s director were $47,250 and $94,500 respectively (three and six month period ended May 31, 2009: $47,250 and $94,500).

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

	May 31	November 30
	2010	2009

Balance, beginning of period	$10,225	$-
Liabilities incurred	-	8,422
Accretion expense	837	1,328
Effect of foreign exchange	-	475

	$11,062	$10,225

Note 8	Capital Stock

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
May 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 7

Note 8	Capital Stock – (cont’d)

On September 19, 2009, the Company issued 450,000 common shares pursuant to the Diamond Springs Prospect property agreement with a fair value of $144,000.

On October 30, 2009, the Company issued 900,000 common shares at $0.28 per share for total proceeds of $252,000 pursuant to a private placement.

Note 9	Subsequent Event

Subsequent to the period end the Company closed a private placement for 500,000 common shares at $0.20 per share for gross proceeds of $100,000.

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

We are the operator of the Diamond Springs Prospect being the largest working interest partner. Continental Production Co. has been sub contracted by us to be our operator in the field. The DSP #1 well has been staked in Section 9 of the property. The Company is also looking at other energy related prospects.

We did not earn any revenues during the six months ended May 31, 2010. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, the Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

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

We did not earn any revenues during the six months ended May 31, 2010. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, Diamond Springs Prospect, or from any other properties or projects in which we hold a working or direct interest.

Recent Corporate Developments

Since the commencement of our quarter ended May 31, 2010, we have experienced the following significant corporate developments:

1.

Effective May 21, 2010, Michael Mathot was appointed as our secretary, treasurer and a director and Rahim Rayani resigned as our secretary and treasurer. Mr. Mathot obtained a Business Administration degree with a major in finance from the Daniels College of Business at the University of Denver and most recently served as a banking officer with Scotiabank Group. Mr. Mathot intends to utilize his background in corporate finance to assist with various studies for and the completion of the Diamond Springs Prospect. In addition, Mr. Mathot is expected to be responsible for administrative and investor relations activities as well as helping to identify new opportunities in energy projects.

2.

On July 9, 2010, we closed a private placement consisting of 500,000 shares at a price of $0.20 per share for aggregate proceeds of $100,000. We issued 500,000 shares to one (1) non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended May 31, 2010 which are included herein.

Our operating results for the three and six month periods ended May 31, 2010 and May 31, 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Operating Expenses	87,331	134,470	191,089	241,481
Net Loss and Comprehensive Loss	$86,049	$134,745	$192,508	$241,986

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

Expenses

Our expenses for the three and six month periods ended May 31, 2010 and May 31, 2009 are outlined in the table below:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Accounting and audit fees	$24,189	$9,371	$62,977	$42,304
Accretion expense	404	52	782	52
Bank charges	137	235	327	734
Consulting fees	-	-	-	-
Depreciation	582	582	1,164	1,164
Exploration costs	-	15,000	-	15,000
Investor relations	-	10,000	-	18,000

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Legal fees	6,907	12,582	14,159	23,745
Management fees	47,250	47,250	94,500	94,500
Office expenses	1,812	4,885	5,567	5,288
Rent	3,150	6,949	6,300	12,536
Transfer and filing fees	2,061	5,158	4,474	5,752
Travel	839	2,406	839	2,406
Write-off of oil and gas costs	-	20,000	-	20,000
Total Expenses	$87,331	$134,470	$191,089	$241,481

Our expenses decreased by 35.1% for the quarter ended May 31, 2010 as compared to the quarter ended May 31, 2009. The decrease in our expenses for the quarter ended May 31, 2010 was due mainly to a reduction in exploration costs, investor relations and write-off’s of oil and gas costs.

Liquidity and Capital Resources

Working Capital

		As at	Percentage
	As at	November 30,	Increase /
	May 31, 2010	2009	(Decrease)
Current assets	$1,463	$163,674	(99.1%	)
Current liabilities	$229,948	$172,348	33.4%
Working capital deficiency	$(228,485)	$(8,674)	2,534.1%

Cash Flows

	Six Month	Six Month	Percentage
	Period Ended	Period Ended	Increase /
	May 31, 2010	May 31, 2009	(Decrease)
Net cash used in operating activities	$(174,957)	$(203,100)	(13.9%	)
Net cash used in investing activities	$(29,304)	$(204,388)	(85.7%	)
Net cash provided by financing activities	$42,050	$16,750	151.0%
Effect of foreign currency translation	$-	$-	N/A
Increase (decrease) in cash	$(162,211)	$(390,738)	(58.5%	)

We anticipate that we will incur approximately $1,000,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $150,947 during the six month period ended May 31, 2010 and $203,100 during the six month period ended May 31, 2009. Cash used in operating activities was funded by cash on hand at the end of each of the prior fiscal years.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $29,304 during the six month period ended May 31, 2010 and $204,388 during the six month period ended May 31, 2009. Cash used in investing activities was funded by cash on hand at the end of each of the prior fiscal years and by advances from related parties.

Cash Provided by Financing Activities

We raised $42,050 for the six months ended May 31, 2010 and $16,750 for the six months ended May 31, 2009 as a result of advances from related parties.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 47,844,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through May 31, 2010 have incurred losses of $1,470,800 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Future Financings

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $192,508 for the six month period ended May 31, 2010. As of May 31, 2010, we had working capital deficit of $228,485 and our estimated expenses over the next twelve months are $1,000,000. We do not expect positive cash flow from operations in the near term. Accordingly we will be required to obtain additional financing to fund our operations for the next twelve months.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling $192,508 for the six month period ended May 31, 2010. As of May 31, 2010, we had working capital deficit of $228,485. We do not expect positive cash flow from operations in the near term. Our independent auditors have noted in their report concerning our annual financial statements for the fiscal year ended November 30, 2009 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have historically incurred losses, and through May 31, 2010 have incurred losses of $1,470,800 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. On November 16, 2009 to address our working capital concerns we entered into a share issuance agreement with Villa Atmu S.A., pursuant to which Villa Atmu agreed to advance to us up to US$5,000,000 in exchange for shares of common stock of our company. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

From inception through to May 31, 2010, we have incurred aggregate losses of approximately $1,470,800. Our net loss for the six month period ended May 31, 2010 was $192,508 and $241,986 for the six month period ended May 31, 2009. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Rahim Rayani, our chief executive officer and Mr. Michael Mathot, our chief financial officer. Further, we do not have key man life insurance on Mr. Rayani and Mr. Mathot. We may not have the financial resources to hire a replacement if Mr. Rayani and/or Mr. Mathot were to die. The loss of service of Mr. Rayani and/or Mr. Mathot could therefore significantly and adversely affect our operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 9, 2010, we closed a private placement consisting of 500,000 shares at a price of $0.20 per share for aggregate proceeds of $100,000. We issued 500,000 shares to one (1) non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2007).

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 28, 2006 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2007).

3.4	Articles of Merger filed with the Secretary of State of Nevada on January 4, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

3.5	Articles of Merger filed with the Secretary of State of February 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 17, 2008).

10.1	Participation Agreement dated November 30, 2007 between County Line Energy Corp. and Nuance Exploration Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2007).

Exhibit	Description
Number

10.2	Letter Agreement dated March 11, 2008 with G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.3	Promissory Note to G2 Petroleum, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.4	Letter of Intent to Farm out dated April 17, 2008 between our company and Desert Mining Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.5	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Robert B. Perry (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.6	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Leon Hinton (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.7	Advisory and Business Consulting Services Agreement dated April 16, 2008 with Bourgeois Energy, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2008).

10.8	Loan Agreement between Force Energy Corp. and G2 Petroleum, LLC dated March 11, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.9	Lease Agreement between Force Energy Corp. and TEG Inc. dated September 11, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2009)

10.10	Assignment Agreement between Force Energy Corp. and G2 Petroleum, LLC dated effective June 20, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on July 15, 2009)

10.11	Assignment Agreement between Force Energy Corp. and G2 Petroleum, LLC dated effective September 16, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2009)

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

FORCE ENERGY CORP.

By /s/ Rahim Rayani
      Rahim Rayani
      President, Chief Executive Officer and Director
      (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

By /s/ Michael Mathot
      Michael Mathot
      Secretary, Treasurer and Director

Date: July 14, 2010