Form 10-Q
period 2010-08-31
FORCE ENERGY CORP.
filed 2010-10-13
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-52494

Force Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 16th Street, Suite 400, Denver, CO 80202
(Address of principal executive offices)

720-470-1414
(Registrant’s telephone number)
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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,237,267 common shares as of September 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheet as of August 31, 2010 (unaudited) and November 30, 2009 (audited);
F-2
Interim Consolidated Statements of Operations and Comprehensive Loss for the nine and three months ended August 31, 2010 and 2009 and period from November 1, 2006 (Inception) to August 31, 2010 (unaudited);

F-3	Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009 and period from November 1, 2006 (Inception) to August 31, 2010 (unaudited);
F-4	Interim Consolidated Statements of Stockholders’ Equity for period from November 1, 2006 (Inception) to August 31, 2010 (unaudited);
F-5	Notes to Interim Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

FORCE ENERGY CORP.
 (A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2010 and November 30, 2009
(Stated in US Dollars)
(Unaudited)

	August 31 2010	November 30 2009
ASSETS
Current
Cash	$17,962	$162,458
Prepaid expenses – Note 7	4,607	1,216

	22,569	163,674

Property and equipment – Note 4	-	1,741
Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	504,162

	$157,996	$669,577

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,547	$58,798
Due to related parties - Note 7	3,125	113,550

	21,672	172,348

Asset retirement obligation – Note 8	11,477	10,225

	33,149	182,573

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 9 270,000,000 shares authorized 51,237,267 shares issued (November 30, 2009, - 47,344,000 shares issued)	51,237	47,344
Additional paid in capital	2,574,876	1,717,952
Deferred stock compensation	(236,200)	-
Deficit accumulated during the development stage	(2,265,066)	(1,278,292)

	124,847	487,004

	$157,996	$669,577

Nature of Operations and Ability to Continue as a Going Concern – Note 2

 FORCE ENERGY CORP.
 (A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three and nine month periods ended August 31, 2010 and August 31, 2009, and for the period from November 1, 2006 (Date of Inception)
to August 31, 2010
(Stated in US Dollars)
(Unaudited)

	Nine months ended August 31,		Three months ended August 31,		November 1, 2006 (Date of Inception) to August 31,
	2010	2009	2010	2009	2010
					(cumulative)
Expenses
Accounting and audit fees	$74,427	$74,414	$11,450	$32,110	$248,457
Accretion expense	1,192	365	410	313	2,520
Bank charges	476	842	149	108	2,572
Consulting fees	-	-	-	-	408,500
Depreciation	1,741	1,746	577	582	4,651
Investor relations	-	18,000	-	-	51,443
Legal fees	22,709	29,598	8,550	5,853	162,891
Management fees – Note 6	417,675	141,750	323,175	47,250	764,175
Mineral property option costs	59,600	-	59,600	-	59,600
Office expenses	7,852	14,831	2,285	9,543	31,464
Oil and Gas exploration costs	-	15,000	-	-	15,000
Tax, penalties and Interest	-	(50,000)	-	(50,000)	-
Rent – Note 6	6,711	15,685	411	3,149	40,655
Transfer and filing fees	7,616	9,629	3,142	3,877	67,050
Travel	839	2,406	-	-	10,341
Write-off of oil and gas costs	398,039	20,000	398,039	-	418,039

Loss before other items	(998,877)	(294,266)	(807,788)	(52,785)	(2,287,358)

Other items:
Debt forgiveness	14,676	-	14,676	-	15,286
Foreign exchange gain (loss)	(2,706)	(5,656)	(1,287)	(5,151)	6,873
Interest income	133	-	133	-	133

	12,103	(5,656)	13,522	(5,151)	22,292

Net loss and comprehensive loss for the period	$(986,774)	$(299,922)	$(794,266)	$(57,936)	$(2,265,066)

Basic loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	47,878,191	44,994,546	48,934,959,	44,994,546

FORCE ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month periods ended August 31, 2010 and August 31, 2009, and for the period from November 1, 2006 (Date of Inception)
to August 31, 2010
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended August 31,		Period from November 1, 2006 (Date of Inception) to August 31,
	2010	2009	2010
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(986,774)	$(299,922)	$(2,265,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees paid in stock	-	-	405,000
Share based compensation	313,800	-	313,800
Debt forgiveness	(14,676)	-	(15,286)
Accretion expense	1,252	365	2,580
Depreciation	1,741	1,746	4,651
Write-off of oil and gas costs	398,039	20,000	418,039
Changes in non-cash working capital items related to operations:
Deposits	-	11,817	-
Prepaid expenses	359	268	(857)
Accounts payable and accrued liabilities	(25,575)	16,108	(5,929)
Net cash used in operating activities	(311,834)	(249,618)	(1,143,068)

Cash Flows used in Investing Activities
Advance of loan receivable	-	-	-
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas properties	(29,304)	(206,038)	(387,517)

Net cash used in investing activities	(29,304)	(236,038)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	150,000	-	1,369,000
Due to related parties	46,642	-	160,192
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	196,642	-	1,566,250

Effect of foreign currency translation	-	525	(13,052)

Increase (decrease) in cash during the period	(144,496)	(455,131)	17,962

Cash, beginning of the period	162,458	458,940	-

Cash, end of the period	$17,962	$3,809	$17,962

Supplemental Cash Flow Information – Note 10

FORCE ENERGY CORP.
 (A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to August 31, 2010
(Stated in US Dollars)
(Unaudited)

		Common Shares		Additional Paid-in	Deferred Stock	Deficit Accumulated During the Development
		Number	Par Value	Capital	Compensation	Stage	Total

Capital stock issued for cash	– at $0.005	23,000,000	$23,000	$92,000	$-	$-	$115,000
Less: commissions		-	-	(8,000)	-	-	(8,000)
Net loss and comprehensive loss for the period		-	-	-	-	(8,944)	(8,944)

Balance, November 30, 2006		23,000,000	23,000	84,000	-	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization		21,354,000	21,354	(24,058)	-	-	(2,704)
Capital stock issued for cash	– at $0.25	240,000	240	59,760	-	-	60,000
– at $0.50		100,000	100	49,900	-	-	50,000
Net loss and comprehensive loss for the year		-	-	-	-	(79,859)	(79,859)

Balance November 30, 2007		44,694,000	44,694	169,602	-	(88,803)	125,493
Capital stock issued for cash	– at $0.75	1,000,000	1,000	749,000	-	-	750,000
Pursuant to consulting service agreements	– at $1.35	300,000	300	404,700	-	-	405,000
Net loss and comprehensive loss for the year		-	-	-	-	(786,407)	(786,407)

Balance November 30, 2008		45,994,000	45,994	1,323,302	-	(875,210)	494,086

Capital stock issued for cash	- at 0.28	900,000	900	251,100	-	-	252,000
Capital stock issued for oil and gas property – Note 5(b)		450,000	450	143,550	-	-	144,000
Net loss and comprehensive loss for the year		-	-	-	-	(403,082)	(403,082)

Balance November 30, 2009		47,344,000	$47,344	$1,717,952	$-	$(1,278,292)	$487,004

FORCE ENERGY CORP.
 (A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to August 31, 2010
(Stated in US Dollars)
(Unaudited)

		Common Shares		Additional Paid-in	Deferred Stock	Deficit Accumulated During the Development
		Number	Par Value	Capital	Compensation	Stage	Total

Balance November 30, 2009		47,344,000	$47,344	$1,717,952	$-	$(1,278,292)	$487,004

Capital stock issued for cash	- at 0.20	500,000	500	99,500	-	-	100,000
Capital stock issued pursuant to management services contract	- at 0.22	2,500,000	2,500	547,500	(264,000)	-	286,000
Capital stock issued for debt settlement	- at 0.25	643,267	643	160,174	-	-	160,817
Capital stock issued for cash	- at 0.20	250,000	250	49,750	-	-	50,000
Amortization of deferred compensation		-	-	-	27,800	-	27,800
Net loss and comprehensive loss for the year		-	-	-	-	(986,774)	(986,774)

Balance August 31, 2010		51,237,267	$51,237	$2,574,876	$(236,200)	$(2,265,066)	$124,847

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  All adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009, has been omitted.  The results of operations for the nine-month period ended August 31, 2010 are not necessarily indicative of results for the entire year ending November 30, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2010, the Company has a working capital deficiency of $897. The Company has yet to achieve profitable operations, has accumulated losses of $2,265,066 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 3	New Accounting Standards

Mineral Exploration and Acquisition Costs

The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the development stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

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

On December 1, 2009, the Company became subject to revised reporting requirements relating to oil and natural gas reserves that a company holds, which were prescribed by the SEC.  Included in the new rule entitled ―Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new reporting requirements are applicable to registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009.  As at August 31, 2010, the Company has no proved or probable reserves and is therefore not subject to the reporting requirement.  The adoption of these reporting requirements will result in increased disclosures to the financial statements once the Company has proved and probable reserves.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 3	New Accounting Standards – (cont’d)

On December 1, 2009 Accounting Standards Update (ASU) No. 2010-03 ― “Oil and Gas Reserve Estimation and Disclosures.” became effective for the Company.  The guidance requires additional disclosures to be made relating to current oil and gas reserve estimation.  The adoption of these reporting requirements will result in increased disclosures to the financial statements once the Company has proved and probable reserves.

Note 4	Property and Equipment

Property and equipment consists of the following:

	August 31 2010	November 30 2009

Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(4,275)	(2,675)

	-	1,600

Office equipment	376	376
Less: Accumulated depreciation	(376)	(235)

	-	141

	$-	$1,741

Note 5	Oil and Gas Properties

	August 31, 2010
	United States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	-	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	-	(398,039)

	$-	$135,427	$135,427

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 5	Oil and Gas Properties - (cont’d)

	November 30, 2009
	United States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	-	7,100	7,100
- asset retirement obligation	-	8,422	8,422

	$369,000	$135,162	$504,162

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

During the nine month period ended August 31, 2010 the Company incurred $265 (year ended November 30, 2009 - $7,100) of development costs.

As at August 31, 2010, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2009:- $135,162).  The company also recorded $11,477 (November 30, 2009 - $10,225) as an asset retirement obligation (Note 8).

b)      Diamond Springs Prospect, Wyoming

By a letter agreement dated March 11, 2008, the Company agreed to purchase a 5% working interest in the Diamond Springs Prospect (the “Prospect”) and acquire an option to purchase an additional 20% working interest in the Prospect.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 5	Oil and Gas Properties – (cont’d)

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

During the nine month period ended August 31, 2010, the Company incurred $29,039 of exploration expenditures on the Diamond Springs Prospect.  Following a review exploration results to date the Company abandoned its interest in the prospect during the quarter ended August 31, 2010 and wrote off acquisition costs of $369,000 and exploration expenditures of $29,039.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 6	Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares in the Snow Lake region of Manitoba Canada.  In order to exercise the option, the Company must pay the following monies to the Optionor by the following dates:

i)$59,600 (Cdn$62,000) on signing the agreement (paid)
ii)$94,958 (Cdn$100,000) on or before June, 15, 2011
iii)$189,915 (Cdn$200,000) on or before June, 15, 2012
iv)$379,831 (Cdn$400,000) on or before June, 15, 2013

Note 7	Related Party Transactions

Amounts due from/to related parties comprise:

	August 31 2010	November 30 2009

Amounts due from Director
Management fee paid in advance	$3,750	$-

Amounts due to Director
Management fees	$3,125	$-

Amounts due to former director and Company controlled by former director
Management fee s	$-	$111,500
Rent	-	2,050

	$3,125	$113,550

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expires July 22, 2011.  Pursuant to the contract the Director will receive $5,000 per month remuneration.

On July 23, 2010, the Company entered into an employment contract with the Company President which expires July 22, 2011.  Pursuant to the contract the President received 2,500,000 common shares having a fair value of $550,000.  Should the contract be terminated prior to completion the President will return 100,000 shares to treasury for each unfulfilled month of the employment contract.  The President will also receive $2,500 per month for months 1-3; $4,000 per month for months 4-6 and $5,000 per month for months 7-12 of the contract.

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 7	Related Party Transactions – (cont’d)

The fair value of 1,300,000 shares issued which are earned immediately have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract.  This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.  Pursuant to this stock award the Company recorded management fees of $27,800 in the three and nine month periods ended August 31, 2010.

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares were issued with a deemed value of $0.25, to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

During the three and nine month periods ended August 31, 2010, total management fees pursuant to employment contracts charged by the Company’s directors were $323,175 and $323,175 respectively (three and nine month period ended August 31, 2009: $nil and $nil). The total management fees charged by a company controlled by the former director for the three and nine month periods ended August 31, 2010 were $nil and $94,500 respectively (three and nine month period ended August 31, 2009: $47,250 and $141,750).  Rent expenses reimbursed to the company controlled by the Company’s former director during the three and nine month periods ended August 31, 2010 were $nil and $6,300 (three and nine month period ended August 31, 2009: $3,150 and $5,250).

Note 8	Asset Retirement Obligation

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

	August 31 2010	November 30 2009

Balance, beginning of period	$10,225	$-
Liabilities incurred	-	8,422
Accretion expense	1,252	1,328
Effect of foreign exchange	-	475

	$11,477	$10,225

FORCE ENERGY CORP.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)

Note 9	Capital Stock

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

On July 9, 2010, the Company issued 500,000 common shares at $0.20 per share for gross proceeds of $100,000.

On July 23, 2010, the Company issued 2,500,000 common shares pursuant to an employment contract with the Company President.  The fair value of the shares issued was $550,000.

On August 4, 2010, the Company issued 643,267 common shares pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817

On August 11, 2010, the Company issued 250,000 common shares for aggregate proceeds of $50,000.

Note 10	Supplemental Disclosure with Respect to Cash Flows

During the nine month period ended August 31, 2010, the following non-cash investing and financing activities occurred:

i)	2,500,000 common shares were issued with a fair value of $550,000 pursuant to an employment contract.

ii)	643,267 common shares were issued pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

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

Until the current reporting period, we held a 75% working interest in the Diamond Springs Prospect located within the Wind River Basin, Wyoming. We were the operator of the Diamond Springs Prospect. We incurred $29,039 of exploration expenditures on the Diamond Springs Prospect during the nine month period ended August 31, 2010.  However, following a review of the exploration results on the prospect, we decided to abandon our interest in the prospect.

We also have an option to acquire a 100% net undivided interest in the property known as the Zoro 1 mineral claim near the East Shore of Wekusko Lake in west-central Manitoba, Canada. We may exercise the option by making cash payments under the following schedule:

Amount of Payment	Date Payment is Due
$59,600	July 6, 2010 (paid)
$94,958	June 15, 2011
$189,915	June 15, 2012
$379,831	June 15, 2013

We have no rights to the Zoro 1 mineral claim unless and until we exercise the option. We acquired the option to explore the potential for deposits of lithium on the Zoro 1 mineral claim.  We intend to explore for the potential of lithium on the Zoro 1 mineral claim, but have not made any definite plans to do so as of the date of this filing.  Management is considering options on how to best go about exploring property.

Results of operations for the nine and three months ended August 31, 2010 and 2009, and for the period from Inception (November 1, 2006) to August 31, 2010

We did not earn any revenues during the nine months ended August 31, 2010. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, or we are able to locate and exploit deposits of lithium on the Zoro 1 mineral claim.

We incurred operating expenses in the amount of $998,977 for the nine months ended August 31, 2010, compared with operating expenses of $294,266 for the nine months ended August 31, 2009. The increase in operating expenses for the nine months ended August 31, 2010 from the prior year period resulting in a difference of $704,611 is mainly attributable to an increase in the write-off of our Diamond Springs Prospect of $378,039, an increase in management fees of $275,925, and the option payment of $59,600 that we made on the Zoro 1 mineral claim.

We incurred operating expenses in the amount of $807,788 for the three months ended August 31, 2010, compared with operating expenses of $52,785 for the three months ended August 31, 2009. The increase in operating expenses for the three months ended August 31, 2010 from the prior year period resulting in a difference of $755,003 is mainly attributable to the write-off of our Diamond Springs Prospect of $398,039, an increase in management fees of $275,925, and the option payment of $59,600 that we made on the Zoro 1 mineral claim.

We incurred operating expenses in the amount of $2,287,358 for the period from November 1, 2006 (Inception) to August 31, 2010.

We experienced other income of $12,103 for the nine months ended August 31, 2010, mainly as a result of debt forgiveness of $14,676 offset by $2,706 in foreign exchange losses.  This compared with other expenses of $5,656 for the nine months ended August 31, 2009, based entirely on foreign exchange losses. We experienced other income of $13,522 for the three months ended August 31, 2010, mainly as a result of debt forgiveness of $14,676 offset by $1,287 in foreign exchange losses.  This compared with other expenses of $5,151 for the three months ended August 31, 2009, based entirely on foreign exchange losses.

We incurred a net loss in the amount of $986,774 for the nine months ended August 31, 2010, as compared with a net loss in the amount of $299,922 for the nine months ended August 31, 2009. We incurred a net loss in the amount of $794,266 for the three months ended August 31, 2010, as compared with a net loss in the amount of $57,936 for the three months ended August 31, 2009. We incurred a net loss in the amount of $2,265,066 for the period from November 1, 2006 (Inception) to August 31, 2010. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2010, we had total current assets of $22,569. Our total current liabilities as of August 31, 2010 were $21,672. As a result, we had working capital of $897 as of August 31, 2010.

Operating activities used $311,834 in cash for the nine months ended August 31, 2010. Our net loss of $986,774 for this period was the main component of our negative operating cash flow, offset mainly by $313,800 in share based compensation and $398,039 in the write-off of our Diamond Springs Prospect. Investing activities used $29,304 in cash for the nine months ended August 31, 2010 as a result of the acquisition of development costs of oil and gas properties.  Financing activities provided $196,642 in cash as a result of $150,000 in proceeds from the sale of stock and $46,642 in related party advances.

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

Off Balance Sheet Arrangements

As of August 31, 2010, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2010, the Company has a working capital deficiency of $897. The Company has yet to achieve profitable operations, has accumulated losses of $2,265,066 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

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

On July 23, 2010, we issued 2,500,000 common shares pursuant to an employment contract with our President.  The fair value of the shares issued was $550,000. We issued the shares relying on Section 4(2) of the Securities Act of 1933.

On August 4, 2010, we issued 643,267 common shares pursuant to a debt settlement agreement, in settlement of amounts owing to our former president in the amount of $160,817. We issued the shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 11, 2010, we issued 250,000 common shares for aggregate proceeds of $50,000. We issued the shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

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

Force Energy Corp.

Date:	October 12, 2010

By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director