Form 10-K
period 2010-11-30
FORCE ENERGY CORP.
filed 2011-02-24
CIK 1333563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-52494

Force Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1400 16th Street, Suite 400, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 720-470-1414

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  51,237,267 as of February  22, 2010.

 PART I
Item 1.   Business

Company Overview

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. We have recently expanded our business model to include the exploration of mineral properties.

The Hayter Well

We presently hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this annual report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zones and conduct regular production testing of the zones. Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

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

Zoro 1 Mineral Claim

On July 6, 2010, we entered into an option agreement with Dalton Dupasquier, pursuant to which Mr. Dupasquier has granted to us the sole and exclusive right and option, exercisable in the manner described below, to acquire a 100% net undivided interest in the property known as the Zoro 1 mineral claim, located near the East Shore of Wekusko Lake in west-central Manitoba, Canada.

Amount of Payment	Date Payment is Due
$59,600	July 6, 2010 (paid)
$94,958	June 15, 2011
$189,915	June 15, 2012
$379,831	June 15, 2013

We have no rights to the Zoro 1 mineral claim unless and until we exercise the option. We acquired the option to explore the potential for deposits of lithium on the Zoro 1 mineral claim.

We acquired the option to explore the potential for deposits of lithium on the Zoro 1 mineral claim.  According to the United States Geological Survey (USGS), global end-use markets for lithium include ceramics and glass, batteries, lubricating greases, air treatment, continuous casting and primary aluminum production. Batteries, especially rechargeable batteries, are the market for lithium compounds with the largest growth potential as major automobile companies pursue the development of lithium batteries to power hybrid electric cars.

In September 2009, we received a NI 43-101 Technical Report on the Zoro 1 mineral claim.  The report was authored by Mr. Mark Fedikow, PhD., P.Eng. of Mount Morgan Resources Ltd. The objectives of the NI 43-101 report were to summarize the geology, review the historic ore reserves, and economic potential of the spodumene-bearing dykes delineated on the property and their surrounding geological environment.

An historic reserve estimate for Lithium oxide (Li2O) has been calculated on limited drilling on a single dyke on the Zoro 1 mineral claim. Drill indicated spodumene reserves coupled with data from trenching have been calculated with a total undiluted tonnage given as 1,727,550 at 0.945% Li2O.

There are seven zoned pegmatite dykes on the Zoro 1 mineral claim. We plan to explore the Zoro 1 mineral claim using the Exploration Recommendations outlined by Dr. Fedikow in the NI 43-101 Technical Report, which are set forth below along with a table of recommended expenditures.

Initially, the Zoro 1 pegmatites should be the focus of the following exploration approaches. These are as follows:

1.	Trench rehabilitation including overburden stripping and washing.

2.	Geologic mapping of individual trenches at a scale of 1:20.

3.
Detailed geological mapping at a scale appropriate to document relevant features on the property. This will include the seven pegmatite dykes, trench locations, historic drill collars and geological attributes of the dykes. It is likely this mapping will be undertaken at a scale of 1:1000.

4.	Trench and channel sampling should be undertaken to confirm historic assay results.

5.	Re-log historic drill core as possible.

6.
A grid should be re-established on the property and an attempt made to tie-in the collar locations of all previous drilling. This information would help to structure new diamond drill programs. Initially, an attempt should be made to re-construct the historic grid although it is unlikely this will be possible given the length of time that has elapsed since the grid was first cut.

7.
The geochemistry of the spodumene with particular relevance to iron content should be evaluated. Albite-rich portions of the pegmatite should be assayed for tantalum, tin, and niobium values. Altered and mineralized wallrocks should be assayed for gold particularly where the mineral assemblage of pyrrhotite, chalcopyrite and arsenopyrite are observed. Any subsequent drill program should be accompanied by a multi-element geochemical approach to assaying core including assays for gold. This will be followed up with assays for specific metals that may be present in the pegmatite dykes. The new assay program should be accompanied by a quality assurance and quality control program.

8.
Diamond drilling should initially target Dyke No. 1 with the aim of ascertaining the physical size and extent of this dyke. Additional drilling will be necessary in the vicinity of the six remaining known dykes as well as any additional lithium-bearing pegmatite uncovered during exploration on the remainder of the property.

Trench Rehabilitation, Geologic Mapping and Assays (Four Weeks)
1. Trench stripping, excavation and washing:	$15,000.00
2. Field technician: $250.00/day:	$7,000.00
3. General Laborers (n=2): $150.00/day:	$8,400.00
4. Geologist: $400.00/day:	$11,200.00
5. Assays (n=100 @ $50.00/sample):	$5,000.00
Drill Program
6. Mobilization/Demobilization of equipment and crews:	$10,000.00
7. Two Thousand metres of NQ coring:	$250,000.00
8. Moves between holes:	$25,000.00
9. Core trays and survey tool:	$8,000.00
10. Room and board @ $150.00/day for 60 days:	$18,000.00
11. Communications and freight:	$10,000.00
12. Helicopter:	$40,000.00
13. Helicopter fuel:	$7,500.00
14. Geologist @ $400.00/day for 60 days:	$24,000.00
15. Geologist Room and Board @ $150.00/day:	$9,000.00
16. Geologist Transportation/Mobilization/Demobilization/Site access:	$5,000.00
17. Assays @$50.00/sample for 300 samples:	$15,000.00
18. Report preparation:	$7,500.00
Sub-total:	$475,600.00
Contingency @ 10%:	$47,560
Total:	$523,160.00

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of our claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in not receiving an adequate return on invested capital.

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

Employees

Currently our only employees  is Tim DeHerrera. We do not expect any material changes in the number of employees over the next twelve month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Subsidiaries

We have two wholly owned subsidiaries, FRC Exploration Ltd. (a British Columbia Corporation) and Nuance Exploration Ltd. (a British Columbia Corporation).

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Executive Offices

Our executive offices are located at 1400 16th Street, Suite 400, Denver, CO 80202. We lease our head office in Denver Colorado at a rate of  $119.00 month. Our head office is a business center.  Our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the foreseeable future.

The Hayter Well

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

The following table sets forth the number of wells in which the Company held a working interest as at November 30, 2009:

	Oil		Natural Gas
Hayter Area, Alberta	Gross	Net	Gross	Net
Producing	-	-	-	-
Non-producing	1	0.2	-	-

The Company has not since the beginning of its most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies. As at November 30, 2009, the Company had a 50% working interest in one well in the Hayter Area of Alberta.

Zoro 1 Mineral Claim

Property Description and Access

The Zoro 1 property is located near the east shore of Wekusko Lake (Figure 4.1) in west-central Manitoba, approximately 25 km east of the mining community of Snow Lake, 249 km southeast of Thompson and 571 km north-northeast of Winnipeg. Provincial Road 393 occurs 23 km to the northwest. The pegmatite dykes are located northwest of the northwest corner of a small pot hole Lake east of the east shore of Wekusko Lake. The small historic gold mining community of Herb Lake  is located about 10 km southwest  of the property.

Access to the property is by boat from Bartlett’s Landing accessed from Provincial Road 392 and then by All Terrain Vehicle to the property along a trail and/or by helicopter from Snow Lake, Manitoba. The nearest road link is a seasonal road on the east side of Wekusko Lake that accesses the village of Herb Lake Landing and Provincial Highway 392 to the south. A rail link is located at Wekusko siding approximately 20 km south of Herb Lake Landing.

The property is located within NTS map sheet 63J/13SE (latitude: 54⁰51.27’ and longitude: 99⁰38.46’; Township 68N; Range 15WPM).

The Zoro 1 property is covered by one claim, the Zoro 1 (P1993F). The property is 52 hectares in area and was recorded March 14, 1994, under the name of Dalton Bruce Dupasquier. The claim is in good standing.

History of the Zoro 1 mineral claim

The pegmatite dykes are located on the north side of a small lake between Roberts Lake and the south end of Crowduck Bay. Early in 1953, Cs No. 3-10, 12 (P 26973-80, 82), S.R. No. 1-6 (P 7877-82) and Linda 1 (P 26983) were staked by Mrs. Johanna Stoltz, Eric Stoltz, Carl Stoltz and Edwin Stoltz, and Key No. 1-4, 8-14 (P 27159-62, 27226-27, 27164-68) were staked by John Tikkanen, Hjalmar Peterson, and Loren Fredeen. These were cancelled the following year.

Lit Nos. 11-5 (P 31758-62) was staked by J.J. Johnson in 1954. In 1955 Lit Nos. 6-1l8 (P 35014-26) were added by J.A. Syme. All the Lit claims were assigned to Green Bay Uranium Limited in 1956 which changed its name to Green Bay Mining & Exploration Ltd. Early in 1956, before drilling commenced, samples containing more than 2% Li2O and containing no contaminating accessory lithium minerals and no high iron content were reported. A shipment of 136 kg (300 lbs.) of spodumene was sent to Ottawa for testing in 1956. This sample assayed 1.19% Li2O, with minor NbO5. Ore dressing tests concluded that good liberation and separation could not be effected.

Over 6096 m (20 000 ft.) of diamond drilling was done on Lit No. 1-4, with at least 3048 m (10 000 ft.) of this on the main dyke. Results of the drilling on dykes 1, 3, 5 and 7 were reported to be "promising". Assays of 2.42% to 7.28% Li2O were reported from Dyke 5. Dyke 5 was apparently 305 m long x 12 m wide (1000 x 40 ft.); Dyke No. 7, over 457 m x 24 m (1500 x 80 ft.). Several of the holes went deeper than 305 m (1000 ft.). Drilling on Lit 10, 16 and 17 amounted to 1950 m (6399 ft.). Gold was also found on the property, with a 3.3 kg (7.25 lb.) sample across 3.4 m (11 ft.) yielding $5.95 gold at $35.00 equating to approximately 0.17 ounces per ton gold.

Lithium tonnage estimates vary. An unsubstantiated visual estimate in September 1956 suggested up to 9-11 million tonnes (10-12 million tons) of Li2O occur on the entire group. In mid-March the main dyke was estimated to contain 18 million tonnes (2 million tons) grading 1.4% Li2O to a depth of 305 m (1000 ft.) in the main dyke. A reserve estimate of 1 815 000 tonnes grading 1.4% Li2O was 15 reported by Bannatyne (1985). In 1957, the estimate was revised to 1.72 million tonnes averaging 1.3% Li2O or 2.72 million tonnes (3.0 million tons) at l.0% Li2O in the main dyke (Mulligan, 1957a, 1957b). By March 1958, 12 different tonnage estimates had been made. Also by that time, a permanent camp and a 4-mile road into the property had been built. Plans for a heavy media separation plant on the property were being prepared by the Lummus Co. of New York together with Knowles Associates and the Colorado School of Mines.

No further work on the property is known since 1957. The claims were assigned to J.A. Syme in 1963. The Zoro 1 claim is currently listed under the name of Dalton Bruce Dupasquier.

Reserve Estimate

An historic reserve estimate for Li2O has been calculated on limited drilling on a single dyke on the Zoro 1 mineral claim. Drill indicated spodumene reserves coupled with data from trenching have been calculated with a total undiluted tonnage given as 1,727,550 at 0.945% Li2O.

The Zoro 1 mineral claim hosts multiple rare metal spodumene pegmatite dykes. The main mass of spodumene-bearing zones exposed in seven main trenches has not been fully delineated and a recommended exploration program will assess the geological characteristics of the dykes on the property. Trench rehabilitation, new sampling from the trenches and diamond drilling and a thorough assay/analytical approach accompanied by a quality assurance and quality control program is recommended. Rare and precious metal contents in the pegmatite, not considered in the historic exploration and development program, can also be assessed in this manner.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “FORC.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2010
Quarter Ended	High $	Low $
November 30, 2010	0.36	0.10
August 31, 2010	0.28	0.10
May 31, 2010	0.33	0.20
February 28, 2010	0.43	0.25

Fiscal Year Ending November 30, 2009
Quarter Ended	High $	Low $
November 30, 2009	0.54	0.21
August 31, 2009	0.47	0.22
May 31, 2009	0.58	0.35
February 28, 2009	0.66	0.30

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

Holders of Our Common Stock

As of December 3, 2010, we had 51,237,267 shares of our common stock issued and outstanding, held by thirty one (31) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On   July   9,   2010, we issued 500,000 common shares at $0.20 per share for gross proceeds of $100,000.

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

The above issuances were made pursuant to Regulation S of the 1933 Act. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation S offering.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended November 30, 2010 and 2009

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

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells and mineral properties; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas and lithium. The majority of our business is derived from projects identified by our principals. Our strategy is to identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data with a view to a deeper target in our analysis than when the data was originally recorded. This approach allows us to evaluate potential oil and natural gas sites for development without the operational and financial commitment which would be required to record new seismic data on comparable sites. By entering into participation agreements with companies which have possession of such seismic data, our operational costs are limited to the cost of analysis until such time as we have identified reserves for development. We intend to increase our staff and expand our operations into these areas of activity should we establish sufficient cash flows in the next twelve months to support these activities.

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

As of the date of this annual report the status of our agreements respecting our oil and gas and mineral properties is as follows:

(i)
Hayter Well. We presently hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada.

County Line Energy Corp. is the operator of the Hayter well. As of the date of this annual report, the Hayter well has been cased and cemented in anticipation of the completion of the drill program. County Line plans to enter the Hayter well, perforate the potential pay zones and conduct regular production testing of the zones. Should the testing confirm adequate oil reserves and potential economic flow rates, County Line is expected to install adequate pumping equipment and other surface facilities in anticipation of the projected flow rates. Currently, there are no known oil reserves on the Hayter well.

On March 9, 2009, Force received a report on reserves data for the Hayter Well prepared by its independent engineers. The report was prepared in accordance with the standards set out in the Canadian Oil and Gas Evaluation Handbook (COGE handbook).

(ii)
Zoro 1 Mineral Claim.  On July 6, 2010, we entered into an option agreement with Dalton Dupasquier, pursuant to which Mr. Dupasquier has granted to us the sole and exclusive right and option, exercisable in the manner described below, to acquire a 100% net undivided interest in the property known as the Zoro 1 mineral claim, located near the East Shore of Wekusko Lake in west-central Manitoba, Canada.

Amount of Payment	Date Payment is Due
$59,600	July 6, 2010 (paid)
$94,958	June 15, 2011
$189,915	June 15, 2012
$379,831	June 15, 2013

We have no rights to the Zoro 1 mineral claim unless and until we exercise the option. We acquired the option to explore the potential for deposits of lithium on the Zoro 1 mineral claim.

We acquired the option to explore the potential for deposits of lithium on the Zoro 1 mineral claim.  According to the United States Geological Survey (USGS), global end-use markets for lithium include ceramics and glass, batteries, lubricating greases, air treatment, continuous casting and primary aluminum production. Batteries, especially rechargeable batteries, are the market for lithium compounds with the largest growth potential as major automobile companies pursue the development of lithium batteries to power hybrid electric cars.

In September 2009, we received a NI 43-101 Technical Report on the Zoro 1 mineral claim.  The report was authored by Mr. Mark Fedikow, PhD., P.Eng. of Mount Morgan Resources Ltd. The objectives of the NI 43-101 report were to summarize the geology, review the historic ore reserves, and economic potential of the spodumene-bearing dykes delineated on the property and their surrounding geological environment.

An historic reserve estimate for Lithium oxide (Li2O) has been calculated on limited drilling on a single dyke on the Zoro 1 mineral claim. Drill indicated spodumene reserves coupled with data from trenching have been calculated with a total undiluted tonnage given as 1,727,550 at 0.945% Li2O.

There are seven zoned pegmatite dykes on the Zoro 1 mineral claim. We plan to explore the Zoro 1 mineral claim using the Exploration Recommendations outlined by Dr. Fedikow in the NI 43-101 Technical Report, which are set forth in our Company Overview of Part 1.

We did not earn any revenues during the year ended November 30, 2010. We do not anticipate earning revenues until identifiable reserves are discovered and exploited from the Hayter well, Zoro 1 mineral claim, or from any other properties or projects in which we hold a working or direct interest.

Anticipated Cash Requirements

We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$150,000
Exploration expenses	$523,160
Zoro 1 mineral property payment	$94,958
Professional fees	$120,000
General administrative expenses	$80,000
Total	$968,118

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2010 which are included herein.

Our operating results for the years ended November 30, 2010 and 2009 are summarized as follows:

	Years Ended November 30,
	2010	2009

Revenue	$-	$-
Operating Expenses	1,123,149	393,845
Net Loss	$1,111,452	$403,082

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

Expenses

Our expenses for the years ended November 30, 2010 and 2009 are outlined in the table below:

	Years Ended November 30,
	2010	2009
Accounting and audit fees	90,916	90,936
Accretion Expense	1,626	1,328
Bank charges	532	1,061
Consulting fees	-	-
Depreciation	1,741	2,328
Exploration Expenses	-	15,000
Investor relations	-	18,284
Legal fees	31,956	45,190
Management fees Mineral Property Costs	508,050 59,600	189,000
Office expenses	9,329	16,599
Rent	7,084	18,836
Tax penalties and interest	-	(50,000)
Transfer and filing fees	11,437	22,877
Travel	839	2,406
Write-off of Oil and Gas Costs	398,039	20,000
Total Expenses	$1,123,149	$393,845

Our expenses increased by 285% in fiscal 2010 as compared to fiscal 2009. The increase in our expenses for the year ended November 30, 2010 was due mainly to increased Management Fees and Write-off costs associated with writing off oil and gas properties.

Liquidity And Capital Resources

Working Capital
	November 30, 2010	November 30, 2009	Percentage Increase / (Decrease)
Current Assets	$238	$163,674	(687.7%)
Current Liabilities	$57,214	$172,348	(300.0%)
Working Capital (deficit)	$(56,976)	$(8,674)	650. 0%

Cash Flows
	Year Ended November 30, 2010	Year Ended November 30, 2009	Percentage Increase / (Decrease)

Cash used in Operating Activities	$(349,307)	$(392,219)	11.0%
Cash used in Investing Activities	$(29,304)	$(205,563)	(700.0%)
Cash provided by Financing Activities	$150,000	$252,000	(40.5%)
Net Increase (Decrease) in Cash	$(162,594)	$(296,482)	(182.3%)

We anticipate that we will incur approximately $873,160 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $349,307 during the year ended November 30, 2010 and $392,219 during the year ended November 30, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

Net cash used in investing activities totaled $29,304 during the year ended November 30, 2010 as compared to cash used in investing activities of $205,563 during the year ended November 30, 2009.

Cash from Financing Activities

We generated $150,000 cash from financing activities during the year ended November 30, 2010 compared to cash from financing activities in the amount of $252,000 during the year ended November 30, 2009.

Liquidity and Capital Resources

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

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended November 30, 20010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2010 have incurred losses of $2,389,744 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Recently Issued Accounting Pronouncements

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

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2010 and 2009;
F-3	Statements of Operations for the years ended November 30, 2010 and August, 31 2009, and the period from inception to November 30, 2010;
F-4	Statement of Stockholders’ Equity for period from inception to November 30, 2010;
F-6	Statements of Cash Flows for the years ended November 30, 2010 and November 30, 2009, and the period from inception to November 30, 2010;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Force Energy Corporation
Denver, Colorado

I have audited the accompanying balance sheet of Force Energy Corporation as of November 30, 2010 and 2009 and the related statements of operations, of shareholders’ equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Force Energy Corporation as of November 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company as at November 30, 2010 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable.  If the Company is unable to make it profitable, the Company could be forced to cease development of operations.  Management cannot provide any assurances that the Company will be successful in its operation.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy
Certified Public Accountant
Irvine, California
February 16, 2011

FORCE ENERGY CORP.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and 2009
(Stated in US Dollars)

	2010	2009
ASSETS
Current
Cash	$-	$162,458
Receivables and prepaid expenses – Note 7	238	1,216

	238	163,674

Property and equipment – Note 4	-	1,741
Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	504,162

	$135,665	$669,577

LIABILITIES

Current
Bank overdraft	$136	$-
Accounts payable and accrued liabilities	38,328	58,798
Due to related parties - Note 7	18,750	113,550

	57,214	172,348

Asset retirement obligation – Note 8	12,282	10,225

	69,496	182,573

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 9 270,000,000 shares authorized 51,237,267 shares issued (November 30, 2009, - 47,344,000 shares issued)	51,237	47,344
Additional paid in capital	2,574,876	1,717,952
Deferred stock compensation – Note 7	(170,200)	-
Deficit accumulated during the development stage	(2,389,744)	(1,278,292)

	66,169	487,004

	$135,665	$669,577
Nature of Operations and Ability to Continue as a Going Concern – Note 2

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended November 30, 2010 and 2009 and
for the period from November 1, 2006 (Date of Inception)
to November 30, 2010
(Stated in US Dollars)

	2010	2009	Period from November 1, 2006 (Date of Inception) to November 30 2010
			(cumulative)
Expenses
Accounting and audit fees	$92,916	$90,936	$266,946
Accretion expense	1,626	1,328	2,954
Bank charges	532	1,061	2,628
Consulting fees	-	-	408,500
Depreciation	1,741	2,328	4,651
Investor relations	-	18,284	51,443
Legal fees	31,956	45,190	172,138
Management fees – Note 6	508,050	189,000	854,500
Mineral property option costs	59,600	-	59,600
Office expenses	9,329	16,599	32,941
Oil and gas exploration expenses	-	15,000	15,000
Rent – Note 6	7,084	18,836	41,028
Tax penalties and interest	-	(50,000)	-
Transfer and filing fees	11,437	22,877	70,871
Travel	839	2,406	10,341
Write-off of oil and gas costs – Note 5 (b)	398,039	20,000	418,039

Loss before other items	(1,123,149)	(393,845)	(2,411,630)

Other items:
Debt forgiveness	14,676	-	15,286
Foreign exchange gain (loss)	(3,116)	(9,237)	6,463
Interest income	137	-	137

	11,697	(9,237)	21,886

Net loss and comprehensive loss for the period	$(1,111,452)	$(403,082)	$(2,389,744)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	47,475,009	46,162,904

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.
 (A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to November 30, 2010
(Stated in US Dollars)

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

FORCE ENERGY CORP.
 (A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from November 1, 2006 (Date of Inception) to November 30, 2010
(Stated in US Dollars)

		Common Shares		Additional Paid-in	Deferred Stock	Deficit Accumulated During the Development
		Number	Par Value	Capital	Compensation	Stage	Total

Balance November 30, 2009		47,344,000	$47,344	$1,717,952	$-	$(1,278,292)	$487,004

Capital stock issued for cash	- at 0.20	500,000	500	99,500	-	-	100,000
Capital stock issued pursuant to management services contract	- at 0.22	2,500,000	2,500	547,500	(264,000)	-	286,000
Capital stock issued for debt settlement	- at 0.25	643,267	643	160,174	-	-	160,817
Capital stock issued for cash	- at 0.20	250,000	250	49,750	-	-	50,000
Amortization of deferred compensation		-	-	-	93,800	-	93,800
Net loss and comprehensive loss for the year		-	-	-	-	(1,111,452)	(1,111,452)

Balance November 30, 2010		51,237,267	$51,237	$2,574,876	$(170,200)	$(2,389,744)	$66,169

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2010 and 2009, and
for the period from November 1, 2006 (Date of Inception)
to November 30, 2010
(Stated in US Dollars)

	2010	2009	Period from November 1, 2006 (Date of Inception) to November 310 2010
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(1,111,452)	$(403,082)	$(2,389,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees paid in stock	-	-	405,000
Share based compensation	369,800	-	379,800
Debt forgiveness	(14,676)	-	(15,286)
Accretion expense	1,623	1,328	2,951
Depreciation	1,741	2,328	4,651
Write-off of oil and gas costs	398,039	20,000	418,039
Changes in non-cash working capital items related to operations:
Deposits	-	13,517	-
Receivables and prepaid expenses	978	(948)	(238)
Accounts payable and accrued liabilities	(5,360)	(25,362)	14,286

Net cash used in operating activities	(349,307)	(392,219)	(1,180,541)

Cash Flows used in Investing Activities
Advance of loan receivable	-	-	-
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas properties	(29,304)	(205,563	(387,517)

Net cash used in investing activities	(29,304)	(205,563)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	150,000	252,000	1,369,000
Due to related parties	66,017	49,300	179,567
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	216,017	301,300	1,585,625

Effect of foreign currency translation	-	-	(13,052)

Increase (decrease) in cash during the period	(162,594)	(296,482)	(136)

Cash, beginning of the period	162,458	458,940	-

Cash (Bank overdraft), end of the period	$(136)	$162,458	$(136)
Supplemental Cash Flow Information – Note 10

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2010, the Company has a negative working capital of $56,976. The Company has yet to achieve profitable operations, has accumulated losses of $2,389,744 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Note 2     Summary of Significant Accounting Policies – (cont’d)

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

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.   Impairment on the properties with unproved reserves is evaluated by considering criteria such as future

Note 2     Summary of Significant Accounting Policies – (cont’d)

drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases.

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

Asset Retirement Obligations – (cont’d)

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

On December 1, 2009, the Company became subject to revised reporting requirements relating to oil and natural gas reserves that a company holds, which were prescribed by the SEC.  Included in the new rule entitled ―Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and

Note 3     New Accounting Standards – (cont’d)

natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new reporting requirements are applicable to registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009.  As at August 31, 2010, the Company has no proved or probable reserves and is therefore not subject to the reporting requirement.  The adoption of these reporting requirements will result in increased disclosures to the financial statements once the Company has proved and probable reserves.

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

Recently adopted accounting pronouncements – (cont’d)

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

Note 4	Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

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

Note 5     Property and Equipment

Property and equipment consists of the following:

	2010	2009

Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(4,275)	(2,675)

	-	1,600

Office equipment	376	376
Less: Accumulated depreciation	(376)	(235)

	-	141

	$-	$1,741

Note 6      Oil and Gas Properties

	November 30, 2010
	United States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	-	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	-	(398,039)

	$-	$135,427	$135,427

	November 30, 2009
	United States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	-	7,100	7,100
- asset retirement obligation	-	8,422	8,422

	$369,000	$135,162	$504,162

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

On November 30, 2007, the Grantor did not pay the promissory note and NEL and the Grantor entered into a Participation Agreement whereby NEL accepted a 20% interest of the

Note 6     Oil and Gas Properties – (cont’d)

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

During the year ended November 30, 2010 the Company incurred $265 (November 30, 2009 - $7,100) of development costs.

As at November 30, 2010, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2009:- $135,162).  The company also recorded $11,911 (November 30, 2009 - $10,225) as an asset retirement obligation (Note 8).

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

In December 2008, the Company advanced an additional $175,000, pursuant to the loanagreement dated March 11, 2009, to the vendor of the Diamond Springs Prospect with the

Note 6    Oil and Gas Properties – (cont’d)

intention that this loan, together with the original payment of $50,000, are to be included as part of the purchase price included in a definitive agreement in respect to the acquisition by the Company of a working interest in the Prospect.

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

During the year ended November 30, 2010, the Company incurred $29,039 of exploration expenditures on the Diamond Springs Prospect.  Following a review exploration results the Company abandoned its interest in the prospect during the quarter ended August 31, 2010 and wrote – off $29,039 of exploration expenditures and $369,000 of acquisition costs.

Note 7     Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement to acquire an optionto purchase a 100% interest in the property known as the Zoro 1 property, a mineral propertycomprising 52 hectares in the Snow Lake region of Manitoba Canada.  In order to exercise the option, the Company must pay the following monies to the Optionor by the following dates:

i)	$59,600 (Cdn$62,000) on signing the agreement (paid)
ii)	$94,958 (Cdn$100,000) on or before June, 15, 2011
iii)	$189,915 (Cdn$200,000) on or before June, 15, 2012
iv)	$379,831 (Cdn$400,000) on or before June, 15, 2013

Note 8     Related Party Transactions

Amounts due from/to related parties comprise:

	2010	2009
Amounts due to Directors
Management fees	$18,750	$-

Amounts due to former director and Company controlled by former director
Management fees	$-	$111,500
Rent	-	2,050

	$3,125	$113,550

All amounts due to/from related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expires July 22, 2011.  Pursuant to the contract the Director will receive $5,000 per month remuneration.  On December 31, 2010 the Director resigned and the employment contract was terminated.

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

The fair value of 1,300,000 shares issued which are earned immediately have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract.  This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.  Pursuant to this stock award the Company recorded management fees of $93,800 in the year ended November 30, 2010.  (2009 - $nil)

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares having a fair value of $0.25 each were issued to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

During the year ended November 30, 2010, the Company charged or accrued the following amounts:

	Years Ended November 30
	2010	2009

Amounts charged by directors
Management fees	$413,550	$-

Amounts charged by former director and Company controlled by former director
Management fees	94,500	189,000
Rent	6,300	8,400

	100,800	197,400

Total	$514,350	$197,400

Note 9     Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at November 30, 2010 to be $12,282 based on a total undiscounted liability of $17,153 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada.  These payments are expected to be made over the next nine years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	2010	2009

Balance, beginning of period	$10,225	$-
Liabilities incurred	-	8,422
Accretion expense	1,626	1,328
Effect of foreign exchange	431	475

	$12,282	$10,225

Note 10     Capital Stock

During the period ended November 30, 2006, the Company issued 23,000,000 common shares at $0.005 for total proceeds of $115,000.  The Company paid commissions of $8,000 for net proceeds of $107,000.

Note 10     Capital Stock – (cont’d)

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

Note 11     Income Taxes

At November 30, 2010, the Company has accumulated net operating losses in the United States of America totaling approximately $2,510,000 which are available to reduce taxable income in future taxation years. The carryforwards will begin expiring in 2026 unless utilized in earlier years.  At November 30, 2010 the Company has accumulated Canadian oil and gas resource property expenditures aggregating $140,091 (CDN$148,638) which may be used to reduce taxable income in future taxation years.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2010	2009

Statutory tax rate	34.00%	34.00%

Net operating loss carryforwards	$854,000	$476,000
Capital assets	1,000	1,000
Oil and gas properties	2,000	2,000
ARO liability	2,000	2,000
Valuation allowance for deferred tax assets	(859,000)	(481,000)

	$-	$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2010	2009

Income tax benefit at statutory rate	$(378,000)	$(137,000)
Tax penalties and interest	-	(17,000)
Foreign exchange translation	-	(1,000)
Other permanent differences	-	1,000
Increase in valuation allowance	378,000	154,000

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both November 30, 20010 and November 30, 2009.

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

Note 12     Subsequent Events

Subsequent to November 30, 2010, the Company issued 200,000 common shares at $0.25 per share for total proceeds of $50,000 pursuant to a private placement.

Note 13     Supplemental Disclosure with Respect to Cash Flows

During the year ended November 30, 2010, the following non-cash investing and financing activities occurred:

i) 2,500,000 common shares were issued with a fair value of $550,000 pursuant to an employment contract.

ii) 643,267 common shares were issued pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2011, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Michael Mathot	24	Secretary, Treasurer and Director
Tim DeHerrera	52	President, CEO, CFO and Director

Effective May 21, 2010, Michael Mathot was appointed as secretary, treasurer and director of our company. Mr. Mathot obtained a Business Administration degree with a major in finance from the Daniels College of Business at the University of Denver and, from September 2009 to January 2010, served as a banking officer with Scotiabank Group.  Mr. Mathot  intends to utilize his background in corporate finance to assist with various studies for and the completion of the Diamond Springs Prospect. In addition, Mr. Mathot is expected to be responsible for administrative and investor relations activities as well as helping to identify new opportunities in energy projects for the Company.

Effective July 21, 2010, Tim DeHerrara was appointed as president, CEO, CFO and director of our company. Mr. DeHerrera currently serves as a director of the publicly held corporation Grid Petroleum Corp. He was President of Bonfire Productions Inc. from September 2009 until May 2010.  During some of the same period he was President and Chairman of the Intervision Network Corporation from January 2008 until January 2010.   Intervision Network was a technology business in IPTV broadcasting and related live Internet-based multimedia transmission technologies including a global content delivery network. Prior to that, from January 2005, he was President and Chairman of Future Quest Incorporated, a publicly traded oil and gas exploration company.  From May 2006 until December 2007 he was also President of Atlantis Technology Group a technology based company.  Additionally, during the past several years he has been a consultant to several other companies.

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

 Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Tim DeHerrera, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended November 30, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael Mathot	0	0	0
Tim DeHerrera	0	0	0
Rahim Rayani	0	0	0

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-K on March 15, 2009. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended November 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rahim Rayani Former President, Chief Executive Officer and Chief Financial Officer, Secretary and Director	2010 2009	160,817 189,000	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tim DeHerrara President, CEO, CFO and Director	2010 2009	5,000 0	0 0	50,000 0	0 0	0 0	0 0	0 0	55,000 0
Michael Mathot Secretary, Treasurer and Director	2010 2009	30,000 0	0 0	0 0	0 0	0 0	0 0	0 0	30,000 0

Narrative Disclosure to Summary Compensation Table

Tim DeHerrara

On August 10, 2010, we entered into a written Employment Agreement (the “Agreement”) with Tim DeHerrera (“DeHerrera”).  Pursuant to the terms and conditions of the Agreement:

•	For a 12-month period commencing as of July 23, 2010, DeHerrera will serve as our President and Chief Executive Officer and as a member of the Board of Directors.

•	During his tenure with us, DeHerrera responsibilities will include the following:

o	Development of Management Strategy and Corporate Vision
o	Review and Development of Business Strategies
o	Organizational and Personnel Development
o	General Review and Development of Corporate Material
o	Corporate and Client Restructuring
o	Review and assisting in preparation of corporate filings

•	DeHerrera will earn an annual salary of $99,500 payable as follows:

o
$2500 per month for the first three months of employment; $4000 per month for months 4-6 of employment; and $5000 per month for the final six months of the employment term. If we do not possess the capital to make cash payments to DeHerrera, then the monies owed him shall accrue as insider debt, which DeHerrera will have the option to convert into shares of our common stock at $.10 per share; and

o
2,500,000 shares of our stock which was payable upon execution of the Agreement.  If the Agreement is terminated by either DeHerrera or us, then DeHerrera shall owe to us an amount of shares equal to 100,000 shares multiplied by the number of months he failed to work for us during that time period from July 23, 2010 to July 22, 2011.

•	The Agreement may be terminated on 30 days notice by either us or DeHerrera.

Michael Mathot

On July 23, 2010, we entered into a written Employment Agreement with Michael Mathot.  Pursuant to the terms and conditions of the Employment Agreement:

•	Mr. Mathot will serve as the Commodity-Industry Analyst to the Board of Advisors for a 12-month period commencing on July 23, 2010.

•	Mr. Mathot will earn an annual salary of $60,000.

On December 31, 2010, Mr. Mathot announced his resignation from the board of directors and all positions as an officer of our company.  There were no known disagreements with Mr. Mathot about his departure from our company.

On December 31, 2010, in connection with the departure of Mr. Mathot as our officer and director, we entered into a Separation Agreement with Mr. Mathot. Pursuant to the agreement, we agreed to provide Mr. Mathot a final lump sum payment of $5,000.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tim DeHerrera	-	-	-	-	-	-	-	-	-
Michael Mathot	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  December 3, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of 1400 16th Street, Suite 400, Denver, CO 80202.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 3, 2010 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Post-Offering Maximum Amount(2)
Officers and Directors
Tim DeHerrera	2,500,000	4.89%
Michael Mathot	0	0%
Officers and Directors collectively	2,500,000	4.89%

5 Percent Shareholders
Rahim Rayani 601-8623 Granville St. Vancouver B.C.V6P 5A2	9,600,000	18.73%
Brown Brothers Harriman & Co. 140 Broadway New York, NY 10005	10,387,000	20.27%
James D Bunny 203-3808 35th Ave Vernon, BC V1T 2T9	4,390,000	8.53%

*      Less than 1%
(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)
A total of 51,237,267 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.  The forgoing percentages are based on the Company’s stock transfer report as of December 3, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since November 30, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

On August 4, 2010, we entered into a share for debt settlement agreement with our former President, Rahim Rayani ,whereby 643,267 common shares were issued with a deemed value of $0.25, to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

During the three and nine month periods ended August 31, 2010, total management fees pursuant to employment contracts charged by the Company’s directors were $37,175 and $37,175 respectively (three and nine month period ended August 31, 2009: $nil and $nil). The total management fees charged by a company controlled by the former director for the three and nine month periods ended August 31, 2010 were $nil and $94,500 respectively (three and nine month period ended August 31, 2009: $47,250 and $141,750).  Rent expenses reimbursed to the company controlled by the Company’s former director during the three and nine month periods ended August 31, 2010 were $nil and $6,300 (three and nine month period ended August 31, 2009: $3,150 and $5,250).

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$3,000	$0	$0	$0
2009	$70,935	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Settlement Agreement, dated August 4, 2010(2)
10.2	Option Agreement, dated July 6, 2010(3)
10.3	Employment Agreement with Tim DeHerrera dated August 10, 2010(4)
10.4	Employment Agreement with Michael Mathot dated July 23, 2010(5)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	NI 43-1-1 Technical Report, dated September 4, 2009(3)

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on June 5, 2006.
2	Incorporated by reference to the Current Report on Form 8-K filed on September 9, 2010.
3	Incorporated by reference to the Current Report on Form 8-K filed on August 31, 2010.
4	Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2010.
5	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Force Energy Corp.

By:	/s/ Tim DeHerrera
Tim DeHerrera President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 24, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Tim DeHerrera
Tim DeHerrera President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 24, 2010