Form 10-Q
period 2011-02-28
FORCE ENERGY CORP.
filed 2011-04-04
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,437,267 common shares as of March 15, 2011.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheets as of February 28, 2011 (unaudited) and November 30, 2010 (audited);
F-2	Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended February 28, 2011 and 2010 and period from November 1, 2006 (Inception) to February 28, 2011 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and 2010 and period from November 1, 2006 (Inception) to February 28, 2011 (unaudited);
F-4	Statements of Stockholders’ Equity for period from November 1, 2006 (Inception) to February 28, 2011 (unaudited);
F-6	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

February 28, 2011 and November 30, 2010

(Stated in US Dollars)

(Unaudited)

	February 28 2011	November 30 2010
ASSETS

Current
Cash	$8,354	$—
Prepaid expenses	4,770	238

	13,124	238

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	135,427

	$148,551	$135,665

LIABILITIES

Current
Bank overdraft	$—	$136
Accounts payable and accrued liabilities	18,457	38,328
Advance payable - Note 7	30,000	—
Due to related parties - Note 8	10,750	18,750

	59,207	57,214

Asset retirement obligation – Note 9	13,301	12,282

	72,508	69,496

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding

Common stock, $0.001 par value – Note 10
270,000,000 shares authorized
51,437,267 shares issued (November 30, 2010 - 51,237,267 shares issued)	51,437	51,237
Additional paid in capital	2,624,676	2,574,876
Deferred stock compensation – Note 8	(104,200)	(170,200)
Deficit accumulated during the development stage	(2,495,870)	(2,389,744)

	76,043	66,169

	$148,551	$135,665

Nature of Operations and Ability to Continue as a Going Concern – Note 2

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three month periods ended February 28, 2011 and February 28, 2010 and for the period from November 1, 2006 (Date of Inception)

to February 28, 2011

(Stated in US Dollars)

(Unaudited)

			Period from
			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 28	February 28	February 28
	2011	2010	2011
			(cumulative)

Expenses
Accounting and audit fees	$7,450	$38,788	$274,396
Accretion expense	460	378	3,414
Bank charges	378	190	3,006
Consulting fees	—	—	408,500
Depreciation	—	582	4,651
Investor relations	—	—	51,443
Legal fees	4,962	7,252	177,100
Management fees – Note 8	88,000	47,250	942,550
Mineral property option costs	—	—	59,600
Office expenses	1,166	3,755	34,107
Oil and gas exploration expenses	—	—	15,000
Rent – Note 6	385	3,150	41,413
Transfer and filing fees	2,492	2,413	73,363
Travel	—	—	10,341
Write-off of oil and gas costs	—	—	418,039

Loss before other items	(105,293)	(103,758)	(2,516,923)

Other items:
Debt forgiveness	—	—	15,286
Foreign exchange gain (loss)	(833)	(2,701)	5,630
Interest income	—	—	137

	833	(2,701)	21,053

Net loss and comprehensive loss for the period	$(106,126)	$(106,459)	$(2,495,870)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	51,435,045	47,344,000

 See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three month periods ended February 28, 2011 and February 28, 2010 and for the period from November 1, 2006 (Date of Inception)

to February 28, 2011

(Stated in US Dollars)

(Unaudited)

			Period from
			November 1,
	Three Months	Three Months	2006 (Date of
	Ended	Ended	Inception) to
	February 28	February 28	February 28
	2011	2010	2011
			(cumulative)

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(106,126)	$(106,459)	$(2,495,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees paid in stock	—	—	405,000
Share based compensation	66,000	—	445,800
Debt forgiveness	—	—	(15,286)
Accretion expense	1,019	472	3,970
Depreciation	—	582	4,651
Write-off of oil and gas costs	—	—	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	(4,532)	(4,322)	(4,770)
Advance payable	30,000	—	30,000
Accounts payable and accrued liabilities	(19,871)	(7,523)	(5,585)

Net cash used in operating activities	(33,510)	(117,250)	(1,214,051)

Cash Flows used in Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition and development costs of oil and gas properties	—	(6,678)	(387,517)

Net cash used in investing activities	—	(6,678)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	50,000	—	1,419,000
Due to related parties	(8,000)	18,172	171,567
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	42,000	18,172	1,627,625

Effect of foreign currency translation	—	—	(13,052)

Increase (decrease) in cash during the period	8,490	(105,756)	8,354

Cash (Bank indebtedness), beginning of the period	(136)	162,458	—

Cash (Bank indebtedness), end of the period	$8,354	$56,702	$8,354

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from November 1, 2006 (Date of Inception) to February 28, 2011

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total

Capital stock issued for cash – at $0.005	23,000,000	$23,000	$92,000	$—	$—	$115,000
Less: commissions	—	—	(8,000)	—	—	(8,000)
Net loss and comprehensive loss for the period	—	—	—	—	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	—	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization	21,354,000	21,354	(24,058)	—	—	(2,704)
Capital stock issued for cash – at $0.25	240,000	240	59,760	—	—	60,000
– at $0.50	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss for the year	—	—	—	—	(79,859)	(79,859)

Balance November 30, 2007	44,694,000	44,694	169,602	—	(88,803)	125,493
Capital stock issued for cash – at $0.75	1,000,000	1,000	749,000	—	—	750,000
Pursuant to consulting service agreements – at $1.35	300,000	300	404,700	—	—	405,000
Net loss and comprehensive loss for the year	—	—	—	—	(786,407)	(786,407)

Balance November 30, 2008	45,994,000	45,994	1,323,302	—	(875,210)	494,086

Capital stock issued for cash - at 0.28	900,000	900	251,100	—	—	252,000
Capital stock issued for oil and gas property – Note 5(b)	450,000	450	143,550	—	—	144,000
Net loss and comprehensive loss for the year	—	—	—	—	(403,082)	(403,082)

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

(cont’d)

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from November 1, 2006 (Date of Inception) to February 28, 2011

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

Capital stock issued for cash - at 0.20	500,000	500	99,500	—	—	100,000
Capital stock issued pursuant to management services contract - at 0.22	2,500,000	2,500	547,500	(264,000)	—	286,000
Capital stock issued for debt settlement - at 0.25	643,267	643	160,174	—	—	160,817
Capital stock issued for cash - at 0.20	250,000	250	49,750	—	—	50,000
Amortization of deferred compensation	—	—	—	93,800	—	93,800
Net loss and comprehensive loss for the year	—	—	—	—	(1,111,452)	(1,111,452)

Balance November 30, 2010	51,237,267	$51,237	$2,574,876	$(170,200)	$(2,389,744)	$66,169

Capital stock issued for cash - at 0.25	200,000	200	49,800	—	—	50,000
Amortization of deferred compensation	—	—	—	66,000	—	66,000
Net loss and comprehensive loss for the year	—	—	—	—	(106,126)	(106,126)

Balance February 28, 2011	51,437,267	$51,437	$2,624,676	$(104,200)	$(2,495,870)	$76,043

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011,

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010, has been omitted. The results of operations for the three-month period ended February 28, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2011, the Company has a negative working capital of $46,083. The Company has yet to achieve profitable operations, has accumulated losses of $2,495,870 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2 Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3 Newly Issued Accounting Pronouncements

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

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

These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Note 4 Financial Instruments – (cont’d)

The carrying value of the Company’s financial assets and liabilities consisting of cash, accounts payable and accrued liabilities, advances payable and due to related parties in management’s opinion, approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5 Oil and Gas Properties

	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	—	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	—	(398,039)
Balance at February 28, 2011 and November 30, 2010	$—	$135,427	$135,427

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

Note 5 Oil and Gas Properties – (cont’d)

a) Hayter Prospect, Alberta, Canada

During the year ended November 30, 2010 the Company incurred $265 (November 30, 2009 - $7,100) of development costs.

As at February 28, 2010, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2010:- $135,162). The company also recorded $13,301 (November 30, 2010 - $12,282) as an asset retirement obligation (Note 8).

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

Note 5 Oil and Gas Properties – (cont’d)

b) Diamond Springs Prospect, Wyoming – (cont’d)

During the year ended November 30, 2010, the Company incurred $29,039 of exploration expenditures on the Diamond Springs Prospect. Following a review exploration results the Company abandoned its interest in the prospect during the year ended November 30, 2010 and wrote off $29,039 of exploration expenditures and $369,000 of acquisition costs.

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

i)              $59,600 (Cdn$62,000) on signing the agreement (paid)

ii)             $94,958 (Cdn$100,000) on or before June, 15, 2011

iii)            $189,915 (Cdn$200,000) on or before June, 15, 2012

iv)            $379,831 (Cdn$400,000) on or before June, 15, 2013

Note 7 Advance Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 8 Related Party Transactions

Amounts due to related parties comprise:

	February 28	November 30
	2011	2010

Amounts due to Directors
Management fees	$10,750	$18,750

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

Note 8 Related Party Transactions – (cont’d)

The fair value of 1,300,000 shares issued which were earned immediately have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $66,000 (three months ended February 28, 2010 - $nil).

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares having a fair value of $0.25 each were issued to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

During the three month periods ended February 28, 2011 and 2010, the Company charged or accrued the following amounts:

	Three Month Period Ended
	February 28
	2011	2010

Amounts charged by directors
Management fees	$88,000	$—

Amounts charged by former director and Company controlled by former director
Management fees	—	47,250
Rent	—	3,150

	—	50,400

Total	$88,000	$50,400

Note 9 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at February

28, 2011 to be $13,301 based on a total undiscounted liability of $17,850 (Cdn $17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

Note 9 Asset Retirement Obligation – (cont’d)

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	February 28	November 30
	2011	2010

Balance, beginning of period	$12,282	$10,225
Liabilities incurred	—	—
Accretion expense	460	1,626
Effect of foreign exchange	559	431

	$13,301	$12,282

Note 10 Capital Stock

On December 1, 2010, the Company issued 200,000 common shares for aggregate proceeds of $50,000.

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
7

Anticipated Cash Requirements

We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$ 150,000
Exploration expenses	$ 523,160
Zoro 1 mineral property payment	$ 94,958
Professional fees	$ 120,000
General administrative expenses	$ 80,000
Total	$ 968,118

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

Results of operations for the three months ended February 28, 2011 and 2010, and for the period from Inception (November 1, 2006) to February 28, 2011

Our operating results for the three months ended February 28, 2011 and 2010 are summarized as follows:

	Three Months Ended
	February 28,
	2011	2010

Revenue	$-	$-
Operating Expenses	105,293	103,758
Net Loss	$106,126	$106,459

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

Expenses

Our expenses for the years ended February 28, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	February 28,
	2011	2010
Accounting and audit fees	7,450	38,788
Accretion Expense	460	378
Bank charges	378	190
Consulting fees	-	-
Depreciation	-	582
Exploration Expenses	-	-
Investor relations	-	-
Legal fees	4,962	7,252
Management fees Mineral Property Costs	88,000	47,250
Office expenses	1,166	3,755
Rent	385	3,150
Transfer and filing fees	2,492	2,413
Travel	-	-
Write-off of Oil and Gas Costs	-	-
Total Expenses	$105,293	$103,758

Our expenses increased by 1% in the three months ended February 28, 2011 as compared to the same period in 2010. The increase in our expenses for the three months ended February 28, 2011 was due mainly to increased Management Fees, offset by Accounting and Audit fees.

Liquidity And Capital Resources

Working Capital

			Percentage
	February	February	Increase /
	28, 2011	28, 2010	(Decrease)
Current Assets	$13,124	$62,240	(474%)
Current Liabilities	$72,508	$182,997	(140%)
Working Capital (deficit)	$(59,384)	$(120,757)	(150%)

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

Cash Flows

		Three Months	Three Months	Percentage
		Ended	Ended	Increase /
		February 28, 2011	February 28, 2010	(Decrease)

Cash used in Operating Activities		$(33,510)	$(117,250)	(72%)
Cash used in Investing Activities	$		$(6,678)	(6678%)
Cash provided by Financing Activities		$42,000	$18,172	140%
Net Increase (Decrease) in Cash		$8,490	$(105,756)	1245%

We anticipate that we will incur approximately $968,118 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $ (33,510) during the three months ended February 28, 2011 and $ (117,250) during the same period ended February 28, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

Net cash used in investing activities totalled $ NIL during the three months ended February 28, 2011 as compared to cash used in investing activities of $ (6,678) during the same period ended February 28, 2010.

Cash from Financing Activities

We generated $42,000 cash from financing activities during the three months ended February 28, 2010 compared to cash from financing activities in the amount of $18,172 during the same period ended February 28, 2010.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2011, the Company has a working capital deficiency of $59,384. The Company has yet to achieve profitable operations, has accumulated losses of $2,495,870 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we closed a private placement consisting of 200,000 shares at a price of $0.25 per share for aggregate proceeds of $50,000. We issued the 200,000 shares to one (1) non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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
14

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Energy Corp.

Date:	April 1, 2011

By:	/s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director