Form 10-Q
period 2011-05-31
FORCE ENERGY CORP.
filed 2011-06-24
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,437,267 common shares as of June 7, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheets as of May 31, 2011 (unaudited) and November 30, 2010 (audited);
F-2	Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended May 31, 2011 and 2010 and period from November 1, 2006 (Inception) to May 31, 2011 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and 2010 and period from November 1, 2006 (Inception) to May 31, 2011 (unaudited);
F-4	Statements of Stockholders’ Equity for period from November 1, 2006 (Inception) to May 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

May 31, 2011 and November 30, 2010

(Stated in US Dollars)

(Unaudited)

	May 31	November 30
	2011	2010
ASSETS
Current
Cash	$93,684	$—
Prepaid expenses	5,053	238

	98,737	238

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	135,427

	$234,164	$135,665

LIABILITIES
Current
Bank overdraft	$—	$136
Accounts payable and accrued liabilities	17,636	38,328
Advances payable - Note 7	50,000	—
Due to related parties - Note 8	10,750	18,750

	78,386	57,214

Asset retirement obligation – Note 9	13,790	12,282
Convertible Note Payable– Note 10	100,438	—
	114,228	12,282

	192,614	69,496

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 11
270,000,000 shares authorized
51,437,267 shares issued (November 30, 2010, - 51,237,267 shares issued)	51,437	51,237
Additional paid in capital	2,624,676	2,574,876
Deferred stock compensation – Note 8	(38,200	(170,200)
Deficit accumulated during the development stage	(2,596,363)	(2,389,744)

	41,550	66,169

	$234,164	$135,665

Nature of Operations and Ability to Continue as a Going Concern – Note 2

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and six month periods ended May 31, 2011 and May 31, 2010 and for the period from November 1, 2006 (Date of Inception)

to May 31, 2011

(Stated in US Dollars)

(Unaudited)

					November 1,
					2006 (Date of
	Six Months Ended		Three Months Ended		Inception) to
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011
					(cumulative)
Expenses
Accounting and audit fees	$12,050	$62,977	$4,600	$24,189	$278,996
Accretion expense	970	782	510	404	3,924
Bank charges	803	327	425	137	3,431
Consulting fees	—	—	—	—	408,500
Depreciation	—	1,164	—	582	4,651
Exploration costs	—	—	—	—	15,000
Interest on long term debt	438	—	438	—	438
Investor relations	5,000	—	5,000	—	56,443
Legal fees	8,573	14,159	3,611	6,907	180,711
Management fees – Note 6	169,000	94,500	81,000	47,250	1,023,550
Office expenses	2,573	5,567	1,407	1,812	35,514
Mineral property option costs	—	—	—	—	59,600
Mineral property exploration costs	1,575	—	1,575	—	1,575
Rent – Note 6	778	6,300	393	3,150	41,806
Transfer and filing fees	4,044	4,474	1,552	2,061	74,915
Travel	—	839	—	839	10,341
Write-off of oil and gas costs	—	—	—	—	418,039

Loss before other items	(205,804)	(191,089)	(100,511)	(87,331)	(2,617,434)

Other items:
Debt forgiveness	—	—	—	—	15,286
Foreign exchange gain (loss)	(815)	(1,419)	18	1,282	5,648
Interest income	—	—	—	—	137

	(815)	(1,419)	18	1,282	21,071

Net loss and comprehensive loss for the period	$(206,619)	$(192,508)	$(100,493)	$(86,049)	$(2,596,363)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	51,436,168	47,344,000	51,437,267	47,344,000

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six month periods ended May 31, 2011 and May 31, 2010 and for the period from November 1, 2006 (Date of Inception)

to May 31, 2011

(Stated in US Dollars)

(Unaudited)

			Period from
			November 1,
	Six Months	Six Months	2006 (Date of
	Ended	Ended	Inception) to
	May 31	May 31	May 31
	2011	2010	2011
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(206,619)	$(192,508)	$(2,596,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	438	—	438
Consulting fees paid in stock	—	—	405,000
Share based compensation	132,000	—	511,800
Debt forgiveness	—	—	(15,286)
Accretion expense	1,508	837	4,459
Depreciation	—	1,164	4,651
Write-off of oil and gas costs	—	—	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	(4,815)	—	(5,053)
Advance payable	50,000	—	50,000
Accounts payable and accrued liabilities	(20,692)	(6,132)	(6,406)

Net cash used in operating activities	(48,180)	(196,639)	(1,228,721)

Cash Flows used in Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition and development costs of oil and gas properties	—	(29,304)	(387,517)

Net cash used in investing activities	—	(29,304)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	50,000	—	1,419,000
Convertible note payable	100,000	—	100,000
Due to related parties	(8,000)	63,732	171,567
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	142,000	63,732	1,727,625

Effect of foreign currency translation	—	—	(13,052)

Increase (decrease) in cash during the period	93,820	(162,211)	93,684

Cash (Bank indebtedness), beginning of the period	(136)	162,458	—

Cash (Bank indebtedness), end of the period	$93,684	$247	$93,684

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from November 1, 2006 (Date of Inception) to May 31, 2011

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total
Capital stock issued for cash – at $0.005	23,000,000	$23,000	$92,000	$—	$—	$115,000
Less: commissions	—	—	(8,000)	—	—	(8,000)
Net loss and comprehensive loss for the period	—	—	—	—	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	—	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization	21,354,000	21,354	(24,058)	—	—	(2,704)
Capital stock issued for cash– at $0.25	240,000	240	59,760	—	—	60,000
Capital stock issued for cash– at $0.50	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss for the year	—	—	—	—	(79,859)	(79,859)

Balance November 30, 2007	44,694,000	44,694	169,602	—	(88,803)	125,493
Capital stock issued for cash – at $0.75	1,000,000	1,000	749,000	—	—	750,000
Pursuant to consulting service agreements– at $1.35	300,000	300	404,700	—	—	405,000
Net loss and comprehensive loss for the year	—	—	—	—	(786,407)	(786,407)

Balance November 30, 2008	45,994,000	45,994	1,323,302	—	(875,210)	494,086

Capital stock issued for cash- at 0.28	900,000	900	251,100	—	—	252,000
Capital stock issued for oil and gas property – Note 5(b)	450,000	450	143,550	—	—	144,000
Net loss and comprehensive loss for the year	—	—	—	—	(403,082)	(403,082)

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

(cont’d)

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from November 1, 2006 (Date of Inception) to May 31, 2011

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total
Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

Capital stock issued for cash- at 0.20	500,000	500	99,500	—	—	100,000
Capital stock issued pursuant to management services contract- at 0.22	2,500,000	2,500	547,500	(264,000)	—	286,000
Capital stock issued for debt settlement - at 0.25	643,267	643	160,174	—	—	160,817
Capital stock issued for cash- at 0.20	250,000	250	49,750	—	—	50,000
Amortization of deferred compensation	—	—	—	93,800	—	93,800
Net loss and comprehensive loss for the year	—	—	—	—	(1,111,452)	(1,111,452)

Balance November 30, 2010	51,237,267	$51,237	$2,574,876	$(170,200)	$(2,389,744)	$66,169

Capital stock issued for cash- at 0.25	200,000	200	49,800	—	—	50,000
Amortization of deferred compensation	—	—	—	132,000	—	132,000
Net loss and comprehensive loss for the year	—	—	—	—	(206,619)	(206,219)

Balance May 31, 2011	51,437,267	$51,437	$2,624,676	$(38,200)	$(2,596,363)	$41,950

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011,

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010, has been omitted. The results of operations for the six-month period ended May 31, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2011, the Company has a working capital of $20,351. The Company has yet to achieve profitable operations, has accumulated losses of $2,596,363 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 4 Financial Instruments – (cont’d)

The carrying value of the Company’s financial assets and liabilities consisting of cash, accounts payable and accrued liabilities, advances payable, convertible note payable and due to related parties in management’s opinion, approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5 Oil and Gas Properties

	United
	States	Canada	Total
Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	—	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	—	(398,039)
Balance at May 31, 2011 and November 30, 2010	$—	$135,427	$135,427

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

Note 5 Oil and Gas Properties – (cont’d)

a) Hayter Prospect, Alberta, Canada

During the year ended November 30, 2010 the Company incurred $265 (November 30, 2009 - $7,100) of development costs.

As at May 31, 2011, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2010:- $135,162). The company also recorded $13,790 (November 30, 2010 - $12,282) as an asset retirement obligation (Note 8).

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

Note 6 Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to Optionor by the following dates:

i) $59,600 (Cdn$62,000) on signing the agreement (paid)

ii) $103,380 (Cdn$100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued subsequently)

iii) $206,760 (Cdn$200,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2012

iv) $413,520 (Cdn$400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

During the six month period ended May 31, 2011, the Company incurred $1,575 of exploration expenditures on the property.

Note 7 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 8 Related Party Transactions

Amounts due to related parties comprise:

	May 31	November 30
	2011	2010
Amounts due to Directors
Management fees	$10,750	$18,750

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expires July 22, 2011. Pursuant to the contract the Director will receive $5,000 per month remuneration. On December 31, 2010 the Director resigned and the employment contract was terminated.

Note 8 Related Party Transactions – (cont’d)

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

The fair value of 1,300,000 shares issued which were earned immediately have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $132,000 (six months ended May 31, 2010 - $nil).

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares having a fair value of $0.25 each were issued to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

During the three and six month periods ended May 31, 2011 and 2010, the Company charged or accrued the following amounts:

	Six Month		Three Month
	Period Ended		Period Ended
	May 31,		May 31,
	2011	2010	2011	2010
Amounts charged by directors
Management fees	$169,000	$—	$81,000	$—

Amounts charged by former director and Company controlled by former director
Management fees	—	94,500	—	47,250
Rent	—	6,300	—	3,150

	—	100,800	—	50,400

Total	$169,000	$100,800	$81,000	$50,400

Note 9 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at May 31, 2011 to be $13,301 based on a total undiscounted liability of $18,092 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

Note 9 Asset Retirement Obligation – (cont’d)

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	May 31	November 30
	2011	2010
Balance, beginning of period	$12,282	$10,225
Liabilities incurred	—	—
Accretion expense	970	1,626
Effect of foreign exchange	538	431
	$13,790	$12,282

Note 10 Convertible Note Payable

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013. During the six month period ended May 31, 2011, the Company accrued $438 interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Note 11 Capital Stock

On December 1, 2010, the Company issued 200,000 common shares for aggregate proceeds of $50,000.

Note 12 Subsequent Event

Subsequent to the period end, on June 3, 2011, the Company issued 1,000,000 shares of Common stock pursuant to the Zoro 1 mineral property agreement.

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

Amount of Payment	Date Payment is Due
$59,600	July 6, 2010 (paid)
$94,958	June 15, 2011 (paid in 1,000,000 shares of common stock)
$189,915	June 15, 2012
$379,831	June 15, 2013

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

Results of operations for the three months ended May 31, 2011 and 2010, and for the period from Inception (November 1, 2006) to May 31, 2011

Our operating results for the three and six months ended May 31, 2011 and 2010 are summarized as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2011	2010	2010
Revenue	$—	$—	$—	$—
Operating Expenses	100,511	87,331	205,804	191,089
Net Loss	100,493	86,049	206,619	192,508

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

Expenses

Our expenses for the three and six months ended May 31, 2010 and 2009 are outlined in the table below:

	Six Months Ended		Three Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Accounting and audit fees	$12,050	$62,977	$4,600	$24,189
Accretion expense	970	782	510	404
Bank charges	803	327	425	137
Consulting fees	—	—	—	—
Depreciation	—	1,164	—	582
Exploration costs	—	—	—	—
Interest on long term debt	438	—	438	—
Investor relations	5,000	—	5,000	—
Legal fees	8,573	14,159	3,611	6,907
Management fees	169,000	94,500	81,000	47,250
Office expenses	2,573	5,567	1,407	1,812
Mineral property option costs	—	—	—	—
Mineral property exploration costs	1,575	—	1,575	—
Rent	778	6,300	393	3,150
Transfer and filing fees	4,044	4,474	1,552	2,061
Travel	—	839	—	839
Write-off of oil and gas costs	—	—	—	—
	$205,804	$191,089	$100,511	$87,331

Our expenses increased by $14,715 for the six months ended May 31, 2011 as compared to the same period in 2010. Our operating expenses increased by $13,180 for the three months ended May 31, 2011 as compared with the same period in 2010. The increase in our expenses for both periods was due mainly to increased Management Fees, offset by Accounting and Audit fees and Rent. The Management Fees are related to an employment agreement with our President are largely a result of stock based compensation.

Liquidity And Capital Resources

Working Capital

	May 31, 2011	November 30, 2010

Current Assets	$98,737	$238
Current Liabilities	78,386	57,214
Working Capital (Deficit)	20,351	(56,976)

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

Cash Flows

	Six Months Ended May 31, 2011	Six Months Ended May 31, 2010
Cash used in Operating Activities	($48,180)	($196,639)
Cash used in Investing Activities	—	(29,304)
Cash provided by Financing Activities	142,000	63,732
Increase (Decrease) in Cash	93,820	(162,211)

We anticipate that we will incur approximately $968,118 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($48,180) during the six months ended May 31, 2011 and ($196,639) during the same period ended May 31, 2010. Our net losses for the six months ended May 31, 2011 and 2010 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

Net cash used in investing activities totalled $0 during the six months ended May 31, 2011 as compared to cash used in investing activities of ($29,304) during the same period ended May 31, 2010. Our negative investing cash flow in 2010 was the result of the acquisition and development costs of our oil and gas properties.

Cash from Financing Activities

We generated $142,000 in cash from financing activities during the six months ended May 31, 2010 compared to cash from financing activities in the amount of $63,732 during the same period ended May 31, 2010.

Our positive cash flow from financing activities for the six months ended May 31, 2011 were largely the result of $100,000 we received from an 8% convertible note that matures on May 10, 2013 and $50,000 we received from the sale of 200,000 shares of our common stock.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At May 31, 2011, we have working capital of $20,351. We have yet to achieve profitable operations, have accumulated losses of $2,617,434 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2011, we issued 1,000,000 shares valued at $0.10 per share to pay our option payment on the Zoro 1 mineral claim. We issued the 1,000,000 shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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
13

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Energy Corp.

Date:	June 24, 2011

By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director

