Form 10-Q
period 2011-08-31
FORCE ENERGY CORP.
filed 2011-09-28
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,937,267 common shares as of August 31, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheets as of August 31, 2011 (unaudited) and November 30, 2010 (audited);
F-2	Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended August 31, 2011 and 2010 and period from November 1, 2006 (Inception) to August 31, 2011 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and period from November 1, 2006 (Inception) to August 31, 2011 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2011 and November 30, 2010

(Stated in US Dollars)

(Unaudited)

	August 31	November 30
ASSETS	2011	2010
Current
Cash	$33,631	$—
Prepaid expenses	2,351	238

	35,982	238

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 6	135,427	135,427

Mineral Property Option – Note 7	80,000	—

	$251,409	$135,665

LIABILITIES
Current
Bank overdraft	$—	$136
Accounts payable and accrued liabilities	50,998	38,328
Advances payable - Note 8	50,000	—
Due to related parties - Note 9	3,250	18,750
Convertible Note Payable– Note 10	152,788	—

	257,036	57,214

Asset retirement obligation – Note 11	14,272	12,282

	271,308	69,496

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 12, 270,000,000 shares authorized 54,937,267 shares issued (November 30, 2010, - 51,237,267 shares issued) 270,000,000 shares authorized, 54,937,267 shares issued (November 30, 2010, - 51,237,267 shares issued	54,937	51,237
Additional paid in capital	2,826,176	2,574,876
Deferred stock compensation – Note 9	(110,800)	(170,200)
Deficit accumulated during the development stage	(2,790,212)	(2,389,744)

	(19,899)	66,169

	$251,409	$135,665

Nature of Operations and Ability to Continue as a Going Concern – Note 2

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

for the three and nine month periods ended August 31, 2011 and August 31, 2010 and for the period from November 1, 2006 (Date of Inception)

to August 31, 2011

(Stated in US Dollars)

(Unaudited)

					November 1,
					2006 (Date of
	Nine months ended		Three months ended		Inception) to
	August 31,		August 31,		August 31,
	2011	2010	2011	2010	2011
					(cumulative)
Expenses
Accounting and audit fees	$14,650	$74,427	$2,600	$11,450	$281,596
Accretion of ARO	1,460	1,192	490	410	4,414
Accretion of convertible note discount	12,727	—	12,727	—	12,727
Bank charges and interest	1,240	476	437	149	3,868
Consulting fees	—	—	—	—	408,500
Depreciation	—	1,741	—	577	4,651
Interest on long term debt	2,455	—	2,017	—	2,455
Investor relations	10,000	—	5,000	—	61,443
Legal fees	14,413	22,709	5,840	8,550	186,551
Management fees – Note 9	236,400	417,675	67,400	323,175	1,090,950
Mineral property option costs	—	59,600	—	59,600	59,600
Mineral property exploration costs	50,680	—	49,105	—	50,680
Office expenses	4,440	7,852	1,867	2,285	37,381
Oil and gas exploration costs	—	—	—	—	15,000
Rent – Note 6	1,901	6,711	1,123	411	42,929
Tax, penalties and Interest	42,270	—	42,270	—	42,270
Transfer and filing fees	6,984	7,616	2,940	3,142	77,855
Travel	—	839	—	—	10,341
Write-off of oil and gas costs	—	398,039	—	398,039	418,039

Loss before other items	(399,620)	(998,877)	(193,816)	(807,788)	(2,811,250)

Other items:
Debt forgiveness	—	14,676	—	14,676	15,286
Foreign exchange gain (loss)	(848)	(2,706)	(33)	(1,287)	5,615
Interest income	—	133	—	133	137

	(848)	12,103	(33)	13,522	21,038

Net loss and comprehensive loss for the period	$(400,468)	$(986,774)	$(193,849)	$(794,266)	$(2,790,212)

Basic loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	52,319,749	47,878,191	54,066,603	48,934,959

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month periods ended August 31, 2011 and August 31, 2010 and for the period from November 1, 2006 (Date of Inception)

to August 31, 2011

(Stated in US Dollars)

(Unaudited)

			Period from
			November 1,
	Nine Months	Nine Months	2006 (Date of
	Ended	Ended	Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(400,468)	$(986,774)	$(2,790,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	2,561	—	2,561
Accretion of discount on convertible notes and interest	12,727	—	12,727
Consulting fees paid in stock	—	—	405,000
Share based compensation	184,400	313,800	564,200
Debt forgiveness	—	(14,676)	(15,286)
Accretion expense	1,990	1,252	4,941
Depreciation	—	1,741	4,651
Write-off of oil and gas costs	—	398,039	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	(2,113)	359	(2,351)
Advance payable	50,000	—	50,000
Accounts payable and accrued liabilities	12,670	(25,575)	26,956

Net cash used in operating activities	(138,233)	(311,834)	(1,318,774)

Cash Flows used in Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition and development costs of oil and gas properties	—	(29,304)	(387,517)

Net cash used in investing activities	—	(29,304)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	50,000	150,000	1,419,000
Convertible note payable	137,500	—	137,500
Due to related parties	(15,500)	46,642	164,067
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	172,000	196,642	1,757,625

Effect of foreign currency translation	—	—	(13,052)

Increase (decrease) in cash during the period	33,737	(144,496)	33,631

Cash (Bank indebtedness), beginning of the period	(136)	162,458	—

Cash (Bank indebtedness), end of the period	$33,631	$17,962	$33,631

Supplemental Cash Flow Information – Note 12

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011,

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010, has been omitted. The results of operations for the nine-month period ended August 31, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2011, the Company has a working capital deficit of $221,054. The Company has yet to achieve profitable operations, has accumulated losses of $2,790,212 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 4 Newly Adopted Accounting Policy

Mineral Properties

On June 1, 2011, the Company changed its accounting policy with respect to accounting for its mineral properties as follows:

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.

Note 4 Newly Adopted Accounting Policy – (cont’d)

Mineral Properties – (cont’d)

Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

To date the Company has not established any proven or probable reserves on its mineral properties.

Note 5 Financial Instruments

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

Note 5 Financial Instruments – (cont’d)

The carrying value of the Company’s financial assets and liabilities consisting of cash, accounts payable and accrued liabilities, advances payable, convertible note payable and due to related parties in management’s opinion, approximate their fair value due to the short maturity of such instruments. In management’s opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 6 Oil and Gas Properties

	United States	Canada	Total
Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	—	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	—	(398,039)
Balance at August 31, 2011 and November 30, 2010	$—	$135,427	$135,427

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

Note 6 Oil and Gas Properties – (cont’d)

a) Hayter Prospect, Alberta, Canada – (cont’d)

During the year ended November 30, 2010 the Company incurred $265 (November 30, 2009 - $7,100) of development costs.

As at August 31, 2011, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2010:- $135,162). The company also recorded $14,272 (November 30, 2010 - $12,282) as an asset retirement obligation (Note 11).

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

Note 7 Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (128 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to Optionor by the following dates:

i) $59,600 (Cdn$62,000) on signing the agreement (paid)

ii) $102,900 (Cdn$100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued with a fair value of $80,000)

iii) $204,460 (Cdn$200,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2012

iv) $408,920 (Cdn$400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

During the nine month period ended August 31, 2011, the Company incurred $50,680 of exploration expenditures on the property.

Note 8 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 9 Related Party Transactions

Amounts due to related parties comprise:

	August 31	November 30
	2011	2010
Amounts due to Directors
Management fees	$3,250	$18,750

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expires July 22, 2011. Pursuant to the contract the Director will receive $5,000 per month remuneration. On December 31, 2010 the Director resigned and the employment contract was terminated.

Note 9 Related Party Transactions – (cont’d)

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares having a fair value of $0.25 each were issued to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

On July 23, 2010, the Company entered into an employment contract with the Company President which expires July 22, 2011. Pursuant to the contract the President received 2,500,000 common shares having a fair value of $550,000. Should the contract be terminated prior to completion the President will return 100,000 shares to treasury for each unfulfilled month of the contract. The President will also receive $2,500 per month for months 1-3; $4,000 per month for months 4-6 and $5,000 per month for months 7-12 of the contract.

The fair value of 1,300,000 shares issued which were earned immediately have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $170,200 (nine months ended August 31, 2010 - $27,800).

On July 18, 2011, the Company entered into a new employment contract with the Company President which expires July 18, 2013. Pursuant to the contract the President received 2,500,000 common shares having a fair value of $125,000. The President will receive $7,500 per month for months 13-24 of the contract.

Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. Should the contract be renewed then the President will receive 2,500,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.025 per share.

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $14,200 (nine months ended August 31, 2010 - $nil).

During the three and nine month periods ended August 31, 2011 and 2010, the Company charged or accrued the following amounts:

Note 9 Related Party Transactions – (cont’d)

	Nine Month		Three Month
	Period Ended		Period Ended
	August 31,		August 31,
	2011	2010	2011	2010
Amounts charged by directors
Management fees	$236,400	$323,175	$67,400	$323,175

Amounts charged by former director and Company controlled by former director
Management fees	—	94,500	—	—
Rent	—	6,300	—	—

	—	100,800	—	—

Total	$236,400	$100,800	$67,400	$—

Note 10 Convertible Notes Payable

	August 31	November 30
	2011	2010
Promissory Note #1	100,000	—
Promissory Note #2	37,500	—
Interest	2,561	—
Accretion expense	12,727	—

	$152,788	$12,282

As at August 31, 2011, and November 30, 2011 convertible notes payable are recorded net of unamortized debt and accrued interest discount of $120,410 and $nil respectively.

Promissory Note #1

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013. During the nine month period ended August 31, 2011, the Company accrued $2,455 interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Note 10 Convertible Notes Payable - (cont’d)

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the nine month period ended August 31, 2011, the Company accrued $106 interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Note 11 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at August 31, 2011 to be $14,272 based on a total undiscounted liability of $18,002 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	August 31	November 30
	2011	2010
Balance, beginning of period	$12,282	$10,225
Liabilities incurred	—	—
Accretion expense	1,460	1,626
Effect of foreign exchange	530	431

	$14,272	$12,282

Note 12 Capital Stock

On December 1, 2010, the Company issued 200,000 common shares for aggregate proceeds of $50,000.

On June 3, 2011 the Company issued 1,000,000 shares of common stock pursuant to the Zoro 1 mineral property agreement, with a fair value of $80,000.

On June 7, 2011 and July 18, 2011, the Company issued 1,000,000 and 1,500,000 shares of common stock to the President pursuant to the new management contract. (Note 9). The shares issued had a fair value of $125,000.

Note 13 Supplemental Disclosure with Respect to Cash Flows

During the nine month period ended August 31, 2011, the following non-cash investing and financing activities occurred:

i) 2,500,000 common shares were issued with a fair value of $125,000 pursuant to an employment contract.

ii) 1,000,000 common shares were issued with a fair value of $80,000 pursuant to a mineral property option agreement.

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

During the current reporting period, an exploration team explored the main dyke, located the additional seven trenches that had historically been noted on the Zoro 1 claim and produced a geologic map of each trench. Once areas of interest were located, the crew cleaned out the trenches and used a pick and shovel method to look at rocks to find pegmatite. They then took channel samples using a rock saw on historic trenches hosting pegmatite.

While exploring the main and additional seven dykes on the project area the crew identified several additional trenches that had not been noted in previous exploration programs. These findings suggest a potential for a greater amount of resource to be spread across the property, and give further encouragement for more detailed exploration.

Altogether 170 channel samples have been sent for assay at Activation Laboratories in Ancaster, Ontario. The samples will be analyzed to confirm historical lithium assays, and to assess the pegmatite for rare earth elements, gold, rubidium, niobium, tantalum, tin, tungsten, and beryllium, all of which add to the prospectivity and economic viability of the Zoro 1 property. The analytical approach will be broad as we look at samples for these value-added minerals.

Once we receive the results of analytical testing, we will compile a technical report and determine next steps for development of the property.

We plan to continue to explore the Zoro 1 mineral claim using the Exploration Recommendations outlined by Dr. Fedikow in the NI 43-101 Technical Report, which are set forth below along with a table of recommended expenditures.

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

Results of operations for the three and nine months ended August 31, 2011 and 2010, and for the period from Inception (November 1, 2006) to August 31, 2011

Our operating results for the three and nine months ended August 31, 2011 and 2010 are summarized as follows:

	Nine Months Ended		Three Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—
Operating Expenses	499,620	998,877	293,816	807,788
Net Loss	500,468	986,774	293,849	794,266

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

Expenses

Our expenses for the three and nine months ended August 31, 2010 and 2009 are outlined in the table below:

	Nine Months Ended		Three Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Accounting and audit fees	$14,650	$74,427	$2,600	$11,450
Accretion of ARO	1,460	1,192	490	410
Accretion of convertible note discount	12,727	—	12,727	—
Bank charges and interest	1,240	476	437	149
Consulting fees	—	—	—	—
Depreciation	—	1,741	—	577
Interest on long term debt	2,455	—	2,017	—
Investor relations	10,000	—	5,000	—
Legal fees	14,413	22,709	5,840	8,550
Management fees – Note 8	236,400	417,675	67,400	323,175
Mineral property option costs	100,000	59,600	100,000	59,600
Mineral property exploration costs	50,680	—	49,105	—
Office expenses	4,440	7,852	1,867	2,285
Oil and gas exploration costs	—	—	—	—
Rent – Note 6	1,901	6,711	1,123	411
Tax, penalties and Interest	42,270	—	42,270	—
Transfer and filing fees	6,984	7,616	2,940	3,142
Travel	—	839	—	—
Write-off of oil and gas costs	—	398,039	—	398,039
	$499,620	$998,877	$293,816	$807,788

Our expenses decreased by $499,257 for the nine months ended August 31, 2011 as compared to the same period in 2010. Our operating expenses decreased by $513,972 for the three months ended August 31, 2011 as compared with the same period in 2010. The decrease in our expenses for both periods was due mainly to the lack of write-off in 2011 as compared to 2010, and less expensed on Management Fees.

Liquidity And Capital Resources

Working Capital

	August 31, 2011	November 30, 2010
Current Assets	$35,982	$238
Current Liabilities	257,036	57,214
Working Capital (Deficit)	(221,054)	(56,976)

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

Cash Flows

	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2010

Cash used in Operating Activities	($138,233)	($311,834)
Cash used in Investing Activities	—	(29,304)
Cash provided by Financing Activities	172,000	196,642
Increase (Decrease) in Cash	33,737	(144,496)

We anticipate that we will incur approximately $1 million for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($138,233) during the nine months ended August 31, 2011 and ($311,834) during the same period ended August 31, 2010. Our net losses for the nine months ended August 31, 2011 and 2010 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

Net cash used in investing activities totalled $0 during the nine months ended August 31, 2011 as compared to cash used in investing activities of ($29,304) during the same period ended August 31, 2010. Our negative investing cash flow in 2010 was the result of the acquisition and development costs of our oil and gas properties.

Cash from Financing Activities

We generated $172,000 in cash from financing activities during the nine months ended August 31, 2010 compared to cash from financing activities in the amount of $196,642 during the same period ended August 31, 2010.

Our positive cash flow from financing activities for the nine months ended August 31, 2011 were largely the result of $100,000 we received from an 8% convertible note that matures on May 10, 2013, $37,500 we received from an 8% convertible note that matures on May 22, 2012, and $50,000 we received from the sale of 200,000 shares of our common stock.

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At August 31, 2011, we have a working capital deficit of $241,054. We have yet to achieve profitable operations, have accumulated losses of $2,890,212 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2011, we issued 1,000,000 shares valued at $0.08 per share to pay our option payment on the Zoro 1 mineral claim.

On July 18, 2011, we entered into a new employment contract with our President, Tim DeHerrera, which expires July 18, 2013. Pursuant to the contract, Mr. DeHerrera received 2,500,000 common shares having a fair value of $125,000.

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

Force Energy Corp.

Date:	September 28, 2011

By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director
14