Form 10-K
period 2011-11-30
FORCE ENERGY CORP.
filed 2012-02-23
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011
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

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,745,470

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,937,267 as of January 24, 2012.

PART I

Item 1. Business

Company Overview

We are currently engaged in the business of identifying, evaluating, and qualifying potential natural gas and oil wells; investing in interests in those wells with the goal of producing commercially marketable quantities of oil and natural gas. We have recently expanded our business model to include the exploration of mineral claims for rare earth minerals.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2011. We do not anticipate immediate attention to this project, as our time and effort currently is focused on our Zoro 1 Mineral Claim.

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

In September 2009, we received a Technical Report on the Zoro 1 mineral claim. The report was authored by Mr. Mark Fedikow, PhD., P.Eng. of Mount Morgan Resources Ltd. The objectives of the report were to summarize the geology, review the historic ore reserves, and economic potential of the spodumene-bearing dykes delineated on the property and their surrounding geological environment.

An historic reserve estimate for Lithium oxide (Li2O) has been calculated on limited drilling on a single dyke on the Zoro 1 mineral claim. Drill indicated spodumene reserves coupled with data from trenching have been calculated with a total undiluted tonnage given as 1,727,550 at 0.945% Li2O. However, the historic data upon which the resource of 1,727,550 tons grading 0.945% Li2O was based is not dispositive. When the historic work was done, there was no “Qualified Person” in place, assay labs were not ISO Certified and insufficient drilling was undertaken to define the resource. It therefore became necessary to conduct more exploration activities to support the limited historic data available.

There are seven zoned pegmatite dykes on the Zoro 1 mineral claim. An exploration team explored the main dyke, located the additional seven trenches that had historically been noted on the Zoro 1 claim and produced a geologic map of each trench. Once areas of interest were located, the crew cleaned out the trenches and used a pick and shovel method to look at rocks to find pegmatite. They then took channel samples using a rock saw on historic trenches hosting pegmatite.

While exploring the main and additional seven dykes on the project area the crew identified several additional trenches that had not been noted in previous exploration programs. These findings suggest a potential for a greater amount of resource to be spread across the property, and give further encouragement for more detailed exploration.

Altogether 170 channel samples were sent for assay at Activation Laboratories in Ancaster, Ontario. The samples were analyzed to confirm historical lithium assays, and to assess the pegmatite for rare earth elements, including gold, rubidium, niobium, tantalum, tin, tungsten, and beryllium, all of which add to the prospectivity and economic viability of the Zoro 1 property.

Analysis of the channel samples collected from historic trenches in the pegmatite target has confirmed that a significant zone of lithium mineralization is present on the Zoro 1 claim. Analytical results are summarized in Table 1, which is attached to this annual report as Exhibit 99.2.

With the current and future importance of lithium and the mineralized zone at Zoro 1, we are now preparing for the next phase of our exploration program. This phase, which will require a drill program, will assess the third dimension of the deposit and its historic resource, and determine the economic viability of mining the resource.

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

Compliance with Government Regulation

We are required to obtain licenses and permits from various governmental authorities. These permits or licenses may include water and surface use permits, occupation permits, fire permits, and timber permits. Prior to being issued the various permits or licenses, the applicant must file a detailed work plan with the applicable government agency. Permits are issued on the basis of the work plan submitted and approved by the governing agency. Additional work on a given mineral property or a significant change in the nature of the work to be completed would require an amendment to the original permit or license.

As part of the permit or licensing requirements, the applicant may be required to post an environmental reclamation bond in respect to the work to be carried out on the mineral property. The amount of such bond is determined by the amount and nature of the work proposed by the applicant. The amount of a bond may also be increased with increased levels of development on the property.

We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits.

On January 18, 2012, we received a call from the Natural Resource Officer in Snow Lake and were informed that our drill permit has been approved. We believe this is excellent news as we are able to continue with the next phase of our work program.

Employees

Currently our only employee is Tim DeHerrera. We do not expect any material changes in the number of employees over the next twelve month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2011.

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

The following table sets forth the number of wells in which the Company held a working interest as at November 30, 2009:

The Company has not since the beginning of its most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies. As at November 30, 2011, the 50% working interest of the Hayter Well was recorded at $135,427.

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

Item 4. Mine Safety Disclosures

N/A

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

Fiscal Year Ending November 30, 2010
Quarter Ended	High $	Low $
November 30, 2010	0.36	0.10
August 31, 2010	0.28	0.10
May 31, 2010	0.33	0.20
February 28, 2010	0.43	0.25

Fiscal Year Ending November 30, 2011
Quarter Ended	High $	Low $
November 30, 2011	0.04	0.02
August 31, 2011	0.08	0.03
May 31, 2011	0.22	0.07
February 28, 2011	0.27	0.17

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

Holders of Our Common Stock

As of January 24, 2012, we had 54,937,267 shares of our common stock issued and outstanding, held by twenty eight (28) shareholders of record.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period.

On December 1, 2010, we issued 200,000 common shares for aggregate proceeds of $50,000.

On June 3, 2011 we issued 1,000,000 shares of common stock pursuant to the Zoro 1 mineral property agreement.

On June 7, 2011 and July 18, 2011, we issued 1,000,000 and 1,500,000 shares of common stock to our President pursuant to a new management contract.

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

We have not earned any revenues since our inception. We will not be able to earn revenue unless we are able to locate oil and gas potential on our well or exploit minerals on our mineral claim. There is no assurance that we will be able to accomplish our business.

Our operating results for the years ended November 30, 2011 and 2010 are summarized as follows:

	Years Ended
	November 30,
	2011	2010

Revenue	$—	$—
Operating Expenses	510,669	1,123,149
Net Loss	509,720	1,111,452

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to locate oil and gas potential on our well or exploit minerals on our mineral claim. All of our oil and gas prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. We also intend to generate additional funds in the future through increased output following our company’s plan to increase the number of wells on our producing properties.

Expenses

Our expenses for the years ended November 30, 2011 and 2010 are outlined in the table below:

	Year Ended November 30, 2011	Year Ended November 30, 2010
Expenses
Accounting and audit fees	$20,175	$92,916
Accretion of ARO	1,965	1,626
Accretion of convertible note discount	42,120	—
Bank charges and interest	1,639	532
Consulting fees	—	—
Depreciation	—	1,741
Interest on convertible notes	5,750	—
Investor relations	10,000	—
Legal fees	20,667	31,956
Management fees	293,225	508,050
Mineral property option costs	—	59,600
Mineral property exploration costs	55,611	—
Office expenses	6,481	9,329
Oil and gas exploration costs	—	—
Rent	2,673	7,084
Tax, penalties and Interest	42,489	—
Transfer and filing fees	7,874	11,437
Travel	—	839
Write-off of oil and gas costs	—	398,039
Total	510,669	1,123,149

Our expenses decreased by approximately half in fiscal year 2011 as compared to fiscal year 2010. The decrease in our expenses for the year ended November 30, 2011 was due mainly to decreased Management Fees and Write-off costs associated with writing off oil and gas properties.

Liquidity And Capital Resources

Working Capital
	November 30, 2011	November 30, 2010
Current Assets	$17,512	$238
Current Liabilities	317,366	57,214
Working Capital (deficit)	(299, 854)	(56,976)

Cash Flows
	Year Ended	Year Ended
	November 30, 2011	November 30, 2010
Cash used in Operating Activities	$(184,623)	$(349,307
Cash used in Investing Activities	$—	$(29,304
Cash provided by Financing Activities	$201,875	$216,017
Net Increase (Decrease) in Cash	$16,529	$(162,594

We anticipate that we will incur approximately $873,160 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $184,623 during the year ended November 30, 2011. Our net loss of $509,720 for the year ended November 30, 2011 was the primary reason for our negative operating cash flow.

Cash from Financing Activities

We generated $201,875 in cash from financing activities during the year ended November 30, 2011. Most of our cash from financing activities, $170,000, resulted from cash received from convertible notes that we issued during the year. These convertible notes are unsecured, bear interest at 8% per annum, and are convertible into shares of our common stock at roughly 50% of the market price of our common stock.

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

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Going Concern

At November 30, 2011, we have a working capital deficit of $299,854. We have yet to achieve profitable operations, have accumulated losses of $2,899,464 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report Of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2011 and 2010
F-3	Statements of Operations for the years ended November 30, 2011 and 2010
F-4	Statement of Cash Flows for the years ended November 30, 2011 and 2010
F-5	Statement of Stockholders’ Equity for the years ended November 30, 2011 and 2010
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders

Force Energy Corporation

Denver, Colorado

I have audited the accompanying balance sheet of Force Energy Corporation as of November 30, 2011 and 2010 and the related statements of operations, of shareholders’ equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Force Energy Corporation as of November 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at November 30, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

February 20, 2012

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30, 2011 and 2010

(Stated in US Dollars)

	2011	2010
ASSETS
Current
Cash	$16,393	$—
Prepaid expenses	1,119	238

	17,512	238

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 7	135,427	135,427

Mineral Property Option – Note 8	80,000	—

	$232,939	$135,665

LIABILITIES
Current
Bank overdraft	$—	$136
Accounts payable and accrued liabilities	48,871	38,328
Advances payable - Note 9	50,000	—
Due to related parties - Note 10	625	18,750
Convertible Notes Payable - Note 11	217,870	—

	317,366	57,214

Asset retirement obligation – Note 12	13,524	12,282

	330,890	69,496

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 13 270,000,000 shares authorized 54,937,267 shares issued (November 30, 2010, - 51,237,267 shares issued)	54,937	51,237
Additional paid in capital	2,826,176	2,574,876
Deferred stock compensation – Note 10	(79,600)	(170,200)
Deficit accumulated during the development stage	(2,899,464)	(2,389,744)

	(97,951)	66,169

	$232,939	$135,665

Nature of Operations and Ability to Continue as a Going Concern – Note 1

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the years ended November 30, 2011 and 2010 and

for the period from November 1, 2006 (Date of Inception)

to November 30, 2011

(Stated in US Dollars)

			November 1,
			2006 (Date of
			Inception) to
			November 30,
	2011	2010	2011
			(cumulative)
Expenses
Accounting and audit fees	$20,175	$92,916	$287,121
Accretion of ARO	1,965	1,626	4,919
Accretion of convertible note discount	42,120	—	42,120
Bank charges and interest	1,639	532	4,267
Consulting fees	—	—	408,500
Depreciation	—	1,741	4,651
Interest on convertible notes	5,750	—	5,750
Investor relations	10,000	—	61,443
Legal fees	20,667	31,956	192,805
Management fees – Note 10	293,225	508,050	1,147,775
Mineral property option costs	—	59,600	59,600
Mineral property exploration costs	55,611	—	55,611
Office expenses	6,481	9,329	39,422
Oil and gas exploration costs	—	—	15,000
Rent	2,673	7,084	43,701
Tax, penalties and Interest	42,489	—	42,489
Transfer and filing fees	7,874	11,437	78,745
Travel	—	839	10,341
Write-off of oil and gas costs	—	398,039	418,039

Loss before other items	(510,669)	(1,123,149)	(2,922,299)

Other items:
Debt forgiveness	—	14,676	15,286
Foreign exchange gain (loss)	928	(3,116)	7,391
Interest income	21	137	158

	(949)	11,697	22,835

Net loss and comprehensive loss for the period	$(509,720)	$(1,111,452)	$(2,899,464)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	52,972,335	52,608,926

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended November 30, 2011 and 2010 and

for the period from November 1, 2006 (Date of Inception)

to November 30, 2011

(Stated in US Dollars)

			Period from
			November 1,
			2006 (Date of
			Inception) to
			November 30,
	2011	2010	2011
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(509,720)	$(1,111,452)	$(2,899,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	5,750	—	5,750
Accretion of discount on convertible notes and interest	42,120	—	42,120
Consulting fees paid in stock	—	—	405,000
Share based compensation	215,600	379,800	595,400
Debt forgiveness	—	(14,676)	(15,286)
Accretion expense	1,965	1,623	4,916
Depreciation	—	1,741	4,651
Write-off of oil and gas costs	—	398,039	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	(881)	978	(1,119)
Advance payable	50,000	—	50,000
Accounts payable and accrued liabilities	10,543	(5,360)	24,829

Net cash used in operating activities	(184,623)	(349,307)	(1,365,164)

Cash Flows used in Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition and development costs of oil and gas properties	—	(29,304)	(387,517)

Net cash used in investing activities	—	(29,304)	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	50,000	150,000	1,419,000
Convertible note payable	170,000	—	170,000
Due to related parties	(18,125)	66,017	161,442
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	201,875	216,017	1,787,500

Effect of foreign currency translation	(723)	—	(13,775)

Increase (decrease) in cash during the period	16,529	(162,594)	16,393

Cash (Bank indebtedness), beginning of the period	(136)	162,458	—

Cash (Bank indebtedness), end of the period	$16,393	$(136)	$16,393

Supplemental Cash Flow Information – Note 16

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from November 1, 2006 (Date of Inception) to November 30, 2011

(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total

Capital stock issued for cash – at $0.005	23,000,000	$23,000	$92,000	$—	$—	$115,000
Less: commissions	—	—	(8,000)	—	—	(8,000)
Net loss and comprehensive loss for the period	—	—	—	—	(8,944)	(8,944)

Balance, November 30, 2006	23,000,000	23,000	84,000	—	(8,944)	98,056
Pursuant to agreement of merger and plan of reorganization	21,354,000	21,354	(24,058)	—	—	(2,704)
Capital stock issued for cash – at $0.25	240,000	240	59,760	—	—	60,000
Capital stock issued for cash – at $0.50	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss for the year	—	—	—	—	(79,859)	(79,859)

Balance November 30, 2007	44,694,000	44,694	169,602	—	(88,803)	125,493
Capital stock issued for cash – at $0.75	1,000,000	1,000	749,000	—	—	750,000
Pursuant to consulting service agreements – at $1.35	300,000	300	404,700	—	—	405,000
Net loss and comprehensive loss for the year	—	—	—	—	(786,407)	(786,407)

Balance November 30, 2008	45,994,000	45,994	1,323,302	—	(875,210)	494,086

Capital stock issued for cash – at 0.28	900,000	900	251,100	—	—	252,000
Capital stock issued for oil and gas property – Note 7(b)	450,000	450	143,550	—	—	144,000
Net loss and comprehensive loss for the year	—	—	—	—	(403,082)	(403,082)

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

(cont’d)

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period from November 1, 2006 (Date of Inception) to November 30, 2011

(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

Capital stock issued for cash – at 0.20	500,000	500	99,500	—	—	100,000
Capital stock issued pursuant to management services contract – at 0.22	2,500,000	2,500	547,500	(264,000)	—	286,000
Capital stock issued for debt settlement – at 0.25	643,267	643	160,174	—	—	160,817
Capital stock issued for cash – at 0.20	250,000	250	49,750	—	—	50,000
Amortization of deferred compensation	—	—	—	93,800	—	93,800
Net loss and comprehensive loss for the year	—	—	—	—	(1,111,452)	(1,111,452)

Balance November 30, 2010	51,237,267	51,237	2,574,876	(170,200)	(2,389,744)	66,169

Capital stock issued for cash – at 0.25	200,000	200	49,800	—	—	50,000
Capital stock issued pursuant to mineral property option agreement – at 0.08	1,000,000	1,000	79,000	—	—	80,000
Capital stock issued pursuant to management services contract – at 0.05	2,500,000	2,500	122,500	(125,000)	—	—
Amortization of deferred compensation	—	—	—	215,600	—	215,600
Net loss and comprehensive loss for the year	—	—	—	—	(509,720)	(509,720)

Balance November 30, 2011	54,937,267	$54,937	$2,826,176	$(79,600)	$(2,899,464)	$(97,951)

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011,

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30. 2011, the Company has a working capital deficit of $299,854. The Company has yet to achieve profitable operations, has accumulated losses of $2,899,464 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Note 2 Summary of Significant Accounting Policies

Development Stage Activities

The Company is a development exploration stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The Company is subject to several categories of risk associated with its development stage activities. Mineral exploration and natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Many factors have a direct bearing on the Company’s prospects and there are inherent uncertainties in these activites. Mineral exploration is dependent upon finding an ore body that is economic to develop. Uncertainties that exist with nNatural gas exploration include estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

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

Comprehensive Income

The Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources.

Note 3	Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 4	Newly Adopted Accounting Policy

Mineral Properties

On June 1, 2011, the Company changed its accounting policy with respect to accounting for its mineral properties as follows:

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Note 4	Newly Adopted Accounting Policy– (cont’d)

Mineral Properties– (cont’d)

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

Note 5	Financial Instruments – (cont’d)

These levels are:

Level 1-	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
Level 2 –	inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3-	inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

Note 6 Property and Equipment

Property and equipment consists of the following:

	2011	2010

Computer equipment and software	$4,275	$4,275
Less: Accumulated depreciation	(4,275)	(4,275)

	—	—

Office equipment	376	376
Less: Accumulated depreciation	(376)	(376)

	—	—

	$—	$—

Note 7 Oil and Gas Properties

	November 30, 2011
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	—	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	—	(398,039)
	$—	$135,427	$135,427

	November 30, 2010
	United
	States	Canada	Total

Unproved properties
- acquisition costs	$369,000	$119,640	$488,640
- development costs	29,039	7,365	36,404
- asset retirement obligation	—	8,422	8,422
	398,039	135,427	533,466
Written off	(398,039)	—	(398,039)

	$—	$135,427	$135,427

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

Note 7 Oil and Gas Properties – (cont’d)

a) Hayter Prospect, Alberta, Canada – (cont’d)

The addendum was subsequently amended by the parties on February 1, 2010 to replace the reference to the Company in the agreement with Nuance Exploration Ltd., the Company’s wholly owned subsidiary.

During the year ended November 30, 2011 the Company incurred $nil (November 30, 2010 - $265) of development costs.

As at November 30, 2011, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2010:- $135,427). The company also recorded $13,524 (November 30, 2010 - $12,828) as an asset retirement obligation (Note 12).

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

During the year ended November 30, 2009, $20,000 in development costs relating to Diamond Springs Prospect were written off.

Note 7	Oil and Gas Properties – (cont’d)

b) Diamond Springs Prospect, Wyoming – (cont’d)

During the year ended November 30, 2010, the Company incurred $29,039 of exploration expenditures on the Diamond Springs Prospect. Following a review exploration results the Company abandoned its interest in the prospect during the year ended November 30, 2010 and wrote off $29,039 of exploration expenditures and $369,000 of acquisition costs.

Note 8 Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the Optionor by the following dates:

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

During the year ended November 30, 2011, the Company incurred $55,611 (2010 - $nil) of exploration expenditures on the property.

Note 9 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 10 Related Party Transactions

Amounts due to related parties comprise:

	2011	2010
Amounts due to Directors
Management fees	$625	$18,750

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expires July 22, 2011. Pursuant to the contract the Director will receive $5,000 per month remuneration. On December 31, 2010 the Director resigned and the employment contract was terminated.

Note 10 Related Party Transactions – (cont’d)

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

The fair value of 1,300,000 shares issued which were earned immediately have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $170,200 (year ended November 30, 2011 - $93,800).

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

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $45,400 (year ended November 30, 2010 - $nil).

During the years ended November 30, 2011 and 2010, the Company charged or accrued the following amounts:

Note 10 Related Party Transactions – (cont’d)

	Years Ended
	November 30
	2011	2010

Amounts charged by directors
Management fees	$293,225	$413,550

Amounts charged by former director and Company controlled by former director
Management fees	—	94,500
Rent	—	6,300

	—	100,800

Total	$293,225	$514,350

Note 11 Convertible Notes Payable

	2011	2010

Promissory Note #1	100,000	—
Promissory Note #2	37,500	—
Promissory Note #3	32,500	—
Interest	5,750	—
Accretion expense	42,120	—

	$217,870	$—

As at November 30, 2011 and 2010 convertible notes payable are recorded net of unamortized debt and accrued interest discount of $120,666 and $nil respectively.

Promissory Note #1

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013. During the year ended November 30, 2011, the Company accrued $4,450 interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the year ended December 30, 2011, the Company accrued $845 interest expense.

Note 11 Convertible Notes Payable - (cont’d)

Promissory Note #2 - (cont’d)

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Promissory Note #3

On September 28, 2011, the Company received $32,500 cash and the Company issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the year ended November 30, 2011, the Company accrued $455 interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Note 12 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at November 30, 2011 to be $13,524 based on a total undiscounted liability of $16,954 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	2011	2010

Balance, beginning of period	$12,282	$10,225
Liabilities incurred	—	—
Accretion expense	1,965	1,626
Effect of foreign exchange	(723)	431

	$13,524	$12,282

Note 13 Capital Stock

On December 1, 2010, the Company issued 200,000 common shares for aggregate proceeds of $50,000.

On June 3, 2011 the Company issued 1,000,000 shares of common stock pursuant to the Zoro 1 mineral property agreement, with a fair value of $80,000.

Note 13 Capital Stock – (cont’d)

On June 7, 2011 and July 18, 2011, the Company issued 1,000,000 and 1,500,000 shares of common stock to the President pursuant to the new management contract. (Note 10). The shares issued had a fair value of $125,000.

The company has Common Stock at $0.001 par value with 270,000,000 shares authorized and 54,937,267 shares issued and outstanding and the company has Preferred Stock at $0.001 par value with 10,000,000 shares authorized and none outstanding.

Note 14	Income Taxes

At November 30, 2011, the Company has accumulated net operating losses in the United States of America totalling approximately $2,974,000 which are available to reduce taxable income in future taxation years. The carryforwards will begin expiring in 2026 unless utilized in earlier years. At November 30, 2011 the Company has accumulated Canadian oil and gas resource property expenditures aggregating approximately $144,000 (CDN$148,638) which may be used to reduce taxable income in future taxation years.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2011	2010

Statutory tax rate	34.00%	34.00%

Net operating loss carryforwards	$1,012,000	$854,000
Capital assets	1,000	1,000
Oil and gas properties	2,000	2,000
ARO liability	2,000	2,000
Valuation allowance for deferred tax assets	(1,017,000)	(859,000)

	$—	$—

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2010	2010

Income tax benefit at statutory rate	$(173,000)	$(378,000)
Tax penalties and interest	15,000	—
Foreign exchange translation	—	—
Other permanent differences	—	—
Increase in valuation allowance	158,000	378,000

	$—	$—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both November 30, 2011 and November 30, 2010.

Note 14	Income Taxes – (cont’d)

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

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Note 15.	Subsequent Events

Subsequent to November 30, 2011 have been evaluated through February 22, 2012, the date these statements were available to be issued. On January 4, 2012 the Company received $35,000 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012.

Note 16	Supplemental Disclosure with Respect to Cash Flows

During the year ended November 30, 2011, the following non-cash investing and financing activities occurred:

i)	2,500,000 common shares were issued with a fair value of $125,000 pursuant to an employment contract.

ii)	1,000,000 common shares were issued with a fair value of $80,000 pursuant to a mineral property option agreement.

During the year ended November 30, 2010, the following non-cash investing and financing activities occurred:

i)	2,500,000 common shares were issued with a fair value of $550,000 pursuant to an employment contract.

ii)	643,267 common shares were issued pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2011.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Tim DeHerrera	53	President, CEO, CFO and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended November 30, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael Mathot	0	0	0
Tim DeHerrera	0	2	0

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended November 30, 2010 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rahim Rayani Former President, Chief Executive Officer and Chief Financial Officer, Secretary and Director	2010 2011	160,817 0	0 0	0 0	0 0	0 0	0 0	0 0	160,817 0
Tim DeHerrara President, CEO, CFO and Director	2010 2011	5,000 75,750	0 0	50,000 50,000	0 0	0 0	0 0	0 0	55,000 125,750
Michael Mathot Secretary, Treasurer and Director	2010 2011	30,000 0	0 0	0 0	0 0	0 0	0 0	0 0	30,000 0

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
  During his tenure with us, DeHerrera responsibilities will include the following:
    Development of Management Strategy and Corporate Vision
    Review and Development of Business Strategies
    Organizational and Personnel Development
    General Review and Development of Corporate Material
    Corporate and Client Restructuring
    Review and assisting in preparation of corporate filings
  DeHerrera will earn an annual salary of $99,500 payable as follows:
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

On July 18, 2011, we entered into a new employment contract with DeHerrera as President, which expires July 18, 2013. Pursuant to the contract, DeHerrera received 2,500,000 common shares having a fair value of $125,000. DeHerrera will receive $7,500 per month for months 13-24 of the contract. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. Should the contract be renewed then DeHerrera will receive 2,500,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of DeHerrera any accrued unpaid fees may be converted into common stock at $0.025 per share.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tim DeHerrera	-	-	-	-	-	-	-	-	-
Michael Mathot	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 24, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 1400 16th Street, Suite 400, Denver, CO 80202.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after January 24, 2012 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Post-Offering Maximum Amount (2)
Officers and Directors
Tim DeHerrera	4,679,154	8.5%
Officers and Directors collectively	4,679,154	8.5%

5 Percent Shareholders
None

(1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)     A total of 54,937,267 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. The forgoing percentages are based on the Company’s stock transfer report as of January 24, 2012.

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

During the year ended November 30, 2011, total management fees pursuant to employment contracts were $293,225.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$7,500	$0	$0	$0
2010	$3,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Settlement Agreement, dated August 4, 2010(2)
10.2	Option Agreement, dated July 6, 2010(3)
10.3	Employment Agreement with Tim DeHerrera dated August 10, 2010(4)
10.4	Employment Agreement with Michael Mathot dated July 23, 2010(5)
10.5	Employment Agreement with Tim DeHerrera dated July 18, 2011
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Technical Report, dated September 4, 2009(3)
99.2	Bubble and Gridded Data Plots
99.3	Table 1 – Analytical Results

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
February 23, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Tim DeHerrera
Tim DeHerrera President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 23, 2012

