Form 10-Q
period 2012-02-29
FORCE ENERGY CORP.
filed 2012-03-30
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,937,267 common shares as of March 7, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Interim Consolidated Balance Sheets as of February 29, 2012 (unaudited) and November 30, 2011 (audited)
F-2	Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended February 29, 2012 and February 28, 2011 and period from November 1, 2006 (Inception) to February 29, 2012 (unaudited)
F-3	Interim Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and period from November 1, 2006 (Inception) to February 29, 2012 (unaudited)
F-4	Notes to Interim Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

February 29, 2012 and November 30, 2011

(Stated in US Dollars)

	February 29,	November 30
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$28,583	$16,393
Prepaid expenses	-	1,119
Due from related parties - Note 8	7,500	-

	36,083	17,512

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	135,427

Mineral Property Option – Note 6	80,000	80,000

	$251,510	$232,939

LIABILITIES
Current
Bank overdraft	$-	$-
Accounts payable and accrued liabilities	42,457	48,871
Advances payable - Note 7	50,000	50,000
Due to related parties - Note 8	-	625
Convertible Notes Payable - Note 9	329,099	217,870

	421,556	317,366

Asset retirement obligation – Note 10	15,051	13,524

	436,607	330,890

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 11 270,000,000 shares authorized 54,937,267 shares issued (November 30, 2010, - 51,237,267 shares issued)	54,937	51,237
Additional paid in capital	2,916,176	2,826,176
Deferred stock compensation – Note 10	(48,400)	(79,600)
Deficit accumulated during the development stage	(3,107,810)	(2,899,464)

	(185,097)	(97,951)

	$251,510	$232,939

Nature of Operations and Ability to Continue as a Going Concern – Note 2

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three Month periods ended February 29, 2012 and February 28, 2011 and for the period from November 1, 2006 (Date of Inception)

to February 29, 2012

(Stated in US Dollars)

(Unaudited)

			November 1,
			2006 (Date of
	Three Months Ended		Inception) to
	February 29	February 28	February 29
	2012	2011	2012
			(cumulative)
Expenses
Accounting and audit fees	$10,500	$7,450	$297,621
Accretion of ARO	524	460	5,443
Accretion of convertible note discount	37,681	-	79,801
Bank charges and interest	832	378	5,099
Consulting fees	-	-	408,500
Depreciation	-	-	4,651
Interest on convertible notes	93,703	-	99,453
Investor relations	-	-	61,443
Legal fees	6,806	4,962	199,611
Management fees - Note 10	53,700	88,000	1,201,475
Mineral property option costs	-	-	59,600
Mineral property exploration costs	-	-	55,611
Office expenses	2,055	1,166	41,477
Oil and gas exploration costs	-	-	15,000
Rent	771	385	44,472
Tax, penalties and Interest	-	-	42,489
Transfer and filing fees	490	2492	79,235
Travel	-	-	10,341
Write-off of oil and gas costs	-	-	418,039

Loss before other items	(207,062)	(105,293)	(3,129,361)

Other items:
Debt forgiveness	-	-	15,286
Foreign exchange gain (loss)	(1,284)	(833)	6,107
Interest income	-	-	158

	(1,284)	(833)	21,551

Net loss and comprehensive loss for the period	$(208,346)	$(106,126)	$(3,107,810)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	54,937,267	51,435,045

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three month periods ended February 29, 2012 and February 28, 2011 and for the period from November 1, 2006 (Date of Inception)

to February 29, 2012

(Stated in US Dollars)

(Unaudited)

			Period from
			November 1,
			2006 (Date of
	Three Months Ended		Inception) to
	February 29	February 28	February 29
	2012	2011	2012
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(208,346)	$(106,126)	$(3,107,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	3,703	-	9,453
Interest expense - beneficial conversion feature of convertible note	90,000	-	90,000
Accretion of discount on convertible notes and interest	37,681	-	79,801
Consulting fees paid in stock	-	-	405,000
Share based compensation	31,200	66,000	626,600
Debt forgiveness	-	-	(15,286)
Accretion expense	524	1,019	5,440
Depreciation	-	-	4,651
Write-off of oil and gas costs	-	-	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	1,119	(4,532)	-
Advance payable	-	30,000	50,000
Accounts payable and accrued liabilities	(6,414)	(19,871)	18415

Net cash used in operating activities	(50,533)	(33,510)	(1,415,697)

Cash Flows used in Investing Activities
Acquisition of property and equipment	-	-	(4,651)
Acquisition and development costs of oil and gas properties	-	-	(387,517)

Net cash used in investing activities	-	-	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	-	50,000	1,419,000
Convertible note payable	127,500	-	297,500
Due to related parties	(8,125)	(8,000)	153,317
Settlement of Convertible note payable	(57,655)	-	(57,655)
Cash acquired on reverse acquisition	-	-	37,058

Net cash provided by financing activities	61,720	42,000	1,849,220

Effect of foreign currency translation	1,003	-	(12,772)

Increase (decrease) in cash during the period	12,190	8,490	28,583

Cash, (Bank indebtedness) beginning of the period	16,393	(136)	-

Cash, end of the period	$28,583	$8,354	$28,583

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012,

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2011, has been omitted. The results of operations for the three-month period ended February 29, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2012, the Company has a working capital deficit of $385,473. The Company has yet to achieve profitable operations, has accumulated losses of $3,107,810 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Mineral Properties

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

Mineral Properties – (cont’d)

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

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

Note 4 Financial Instruments – (cont’d)

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

Note 5 Oil and Gas Properties

	February 29, 2012
	Canada	Total

Unproved properties
- acquisition costs	$119,640	$488,640
- development costs	7,365	36,404
- asset retirement obligation	8,422	8,422
	135,427	533,466
Written off	-	(398,039)

	$135,427	$135,427

	November 30, 2011
	Canada	Total

Unproved properties
- acquisition costs	$119,640	$488,640
- development costs	7,365	36,404
- asset retirement obligation	8,422	8,422
	135,427	533,466
Written off	-	(398,039)

	$135,427	$135,427

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

As at February 29, 2012, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2011:- $135,427). The company also recorded $15,051 (November 30, 2011 - $13,524) as an asset retirement obligation (Note 10).

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

iv) $408,920 (Cdn$400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013

During the three month period ended February 29, 2012 the Company incurred $nil (three month period ended February 28, 2011 - $nil) of exploration expenditures on the property.

Note 7 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 8 Related Party Transactions

Amounts due from (to) related parties comprise:

	February 29	November 30
	2012	2011

Amounts due from Director
Management fees paid in advance	$7,500	$-

Amounts due to Director
Management fees	$-	$625

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

Note 8 Related Party Transactions – (cont’d)

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

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $31,200 (three month period ended February 28, 2011 - $nil).

During the three month periods ended February 29, 2012 and February 28, 2011, the Company charged or accrued the following amounts:

	Three Months Ended
	February 29	February 28
	2012	2011

Amounts charged by directors
Management fees	$53,700	$79,250

Amounts charged by former director and Company controlled by former director
Management fees	-	8,750

Total	$293,225	$88,000
F-12

Note 9 Convertible Notes Payable

	February 29	November 30,
	2012	2011

Promissory Note #1	100,000	100,000
Promissory Note #2	-	37,500
Promissory Note #3	32,500	32,500
Promissory Note #4	37,500	-
Promissory Note #5	30,000	-
Promissory Note #6	20,000	-
Promissory Note #7	20,000	-
Promissory Note #8	20,000	-

	260,000	170,000
Interest	7,983	5,750
Accretion expense	61,116	42,120

	$329,099	$217,870

As at February 29, 2012 and November 30, 2011 convertible notes payable are recorded net of unamortized debt and accrued interest discount of $101,821 and $6,236 respectively.

Promissory Note #1

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013. During the three month period ended February 28, 2012 the Company accrued $1,973 (three month period ended February 28, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the three month period ended February 28, 2012 the Company accrued $625 (three month period ended February 28, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. On February 15, 2012, the Company exercised its right of prepayment settlement, and the note was settled for cash consideration of $57,655

Note 9 Convertible Notes Payable - (cont’d)

Promissory Note #3

On September 28, 2011, the Company received $32,500 cash and the Company issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the three month period ended February 28, 2012 the Company accrued $646 (three month period ended February 28, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Promissory Note #4

On January 4, 2012, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012. During the three month period ended February 28, 2012 the Company accrued $459 (three month period ended February 28, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Promissory Note #5

On February 15, 2012, the Company received $30,000 cash and the Company issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the Company.

Promissory Note #6

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

Note 9 Convertible Notes Payable - (cont’d)

Promissory Note #7

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

Promissory Note #8

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

The Company determined that Promissory notes 5, 6, 7 and 8 should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05), multiplied by the number of shares into which the debt is convertible, The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended February 29, 2012 interest expense relating to the beneficial conversion feature of convertible notes of $90,000 (three month period ended February 28, 2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 10 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at February 29, 2012 to be $15,051 based on a total undiscounted liability of $17,500 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

Note 10 Asset Retirement Obligation - (cont’d)

	February 29	November 30
	2012	2011

Balance, beginning of period	$13,524	$12,282
Liabilities incurred	-	-
Accretion expense	524	1,965
Effect of foreign exchange	1,003	(723)

	$15,051	$13,524

Note 11 Capital Stock

Authorized

10,000,000 Preferred share, par value $0.001 - none issues

270,000,000 Common shares par value $0.001 - 54,937,267 issued

Issued

During the three month period ended February 29, 2012, the Company had no stock issuances.

Note 12 Subsequent Events

Subsequent events have been evaluated through March 26, 2012, the date the statements

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2011 or the first quarter ended February 29, 2012. We do not anticipate immediate attention to this project, as our time and effort currently is focused on our Zoro 1 Mineral Claim.

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

Analysis of the channel samples collected from historic trenches in the pegmatite target has confirmed that a significant zone of lithium mineralization is present on the Zoro 1 claim. Analytical results are summarized in Table 1, which is attached to our annual report as Exhibit 99.2 that we filed with the Securities and Exchange Commission on February 23, 2012.

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
6

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

Results of operations for the three months ended February 29, 2012 and February 28, 2011, and for the period from Inception (November 1, 2006) to February 29, 2012

Our operating results for the three months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 29, 2012	February 28, 2011

Revenue	$0	$0
Operating Expenses	$207,062	$105,293
Net Loss	$208,346	$106,126

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

Expenses

Our expenses for the three months ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	February 29, 2012	February 28, 2011

Accounting and audit fees	$10,500	$7,450
Accretion of ARO	$524	$460
Accretion of convertible note discount	$37,681	-
Bank charges and interest	$832	$378
Consulting fees	-	-
Depreciation	-	-
Interest on long term debt	$93,703	-
Investor relations	-	-
Legal fees	$6,806	$4,962
Management fees – Note 10	$53,700	$88,000
Mineral property option costs	-	-
Mineral property exploration costs	-	-
Office expenses	$2,055	$1,166
Oil and gas exploration costs	-	-
Rent – Note 6	$771	$385
Tax, penalties and Interest	-	-
Transfer and filing fees	$490	$2492
Travel	-	-
Write-off of oil and gas costs	-	-

Our operating expenses increased by $101,769 for the three months ended February 29, 2012 as compared with the three months ended February 28, 2011. The increase in our expenses in 2011 as compared with 2010 was largely a result of $93,703 that we incurred in 2011 as interest on long term debt, and $27,681 that we incurred in 2011 as an accretion of a convertible note discount.

Liquidity And Capital Resources

Working Capital

	February 29, 2012	November 30, 2011

Current Assets	$36,083	$17,512
Current Liabilities	$421,556	$317,366
Working Capital (Deficit)	$(385,473)	$(299,854)

Cash Flows

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011

Cash used in Operating Activities	$50,533	$33,510
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	$61,720	$42,000
Increase (Decrease) in Cash	$12,190	$8,490

We anticipate that we will incur approximately $750,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $50,533 during the three months ended February 29, 2012 and $33,510 during the same period ended February 28, 2011. Our net losses for the three months ended February 29, 2012 and February 28, 2011 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We generated $61,720 in cash from financing activities during the three months ended February 29, 2012 compared to cash from financing activities in the amount of $42,000 during the three months ended February 28, 2011.

During the current reporting period, we issued promissory notes to foreign investors in the aggregate amount of $90,000. The notes are non-interest bearing and convertible into shares of our common stock at a fixed price of $0.01 per share. We used a portion of the proceeds of the notes to prepay an August 2011 convertible promissory note and we plan to use the balance for working capital.

We also issued a convertible promissory note in the principal amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012.

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

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At February 29, 2012, we have a working capital deficit of $385,473. We have yet to achieve profitable operations, have accumulated losses of $3,107,810 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Disclosure Statement

Not applicable

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
11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Force Energy Corp.

Date:	March 30, 2012

By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director

