Form 10-Q
period 2012-05-31
FORCE ENERGY CORP.
filed 2012-07-09
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-52494

Force Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0462664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 16th Street, Suite 400, Denver, CO 80202
(Address of principal executive offices)

720-470-1414
(Registrant’s telephone number)
___________________________
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,115,742 common shares as of May 31, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2012 and November 30, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2012 and 2011 and period from November 1, 2006 (Inception) to May 31, 2012 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2012 and 2011 and period from November 1, 2006 (Inception) to May 31, 2012 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

May 31, 2012 and November 30, 2011

(Stated in US Dollars)

	May 31,	November 30
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$19,958	$16,393
Prepaid expenses	—	1,119

	19,958	17,512

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	135,427

Mineral Property Option – Note 6	80,000	80,000

	$235,385	$232,939

LIABILITIES
Current
Bank overdraft	$—	$—
Accounts payable and accrued liabilities	21,580	48,871
Advances payable - Note 7	50,000	50,000
Due to related parties - Note 8	—	625
Convertible Notes Payable - Note 9	357,432	217,870

	429,012	317,366

Asset retirement obligation – Note 10	15,148	13,524

	444,160	330,890

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 11 270,000,000 shares authorized 61,115,742 shares issued (November 30, 2010, - 5,493,267 shares issued)	60,116	54,937
Additional paid in capital	3,048,450	2,826,176
Deferred stock compensation – Note 10	(17,200)	(79,600)
Deficit accumulated during the development stage	(3,300,141)	(2,899,464)

	(208,775)	(97,951)

	$235,385	$232,939

Nature of Operations and Ability to Continue as a Going Concern – Note 2

Commitments - Note 13

Subsequent events – Note 14

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and six month periods ended May 31, 2012 and May 31, 2011 and for the period from November 1, 2006 (Date of Inception)

to May 31, 2012

(Stated in US Dollars)

(Unaudited)

					November 1,
					2006 (Date of
	Six Months Ended		Three Months Ended		Inception) to
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012
					(cumulative)

Expenses
Accounting and audit fees	$14,400	$12,050	$3,900	$4,600	$301,521
Accretion of ARO	1,075	970	551	510	5,994
Accretion of convertible note discount	68,311	—	30,630	—	110,431
Bank charges and interest	981	803	149	425	5,248
Consulting fees	63,838	—	63,838	—	472,338
Depreciation	—	—	—	—	4,651
Interest on convertible notes	6,906	438	3,203	438	12,656
Investor relations	—	5,000	—	5,000	61,443
Legal fees	12,259	8,573	5,453	3,611	205,064
Management fees – Note 10	107,400	169,000	53,700	81,000	1,255,175
Mineral property option costs	—	—	—	—	59,600
Mineral property exploration costs	—	1,575	—	1,575	55,611
Office expenses	2,388	2,573	333	1,407	41,810
Oil and gas exploration costs	—	—	—	—	15,000
Rent – Note 6	1,548	778	777	393	45,249
Tax penalties and interest	421	—	421	—	42,910
Transfer and filing fees	919	4,044	429	1,552	79,664
Travel	1,289	—	1,289	—	11,630
Write-off of oil and gas costs	—	—	—	—	418,039

Loss before other items	(281,735)	(205,804)	(164,673)	(100,511)	(3,204,034)

Other items:
Debt forgiveness	—	—	—	—	15,286
Interest expense - beneficial conversion feature of convertible notes	(140,000)	—	(50,000)	—	(140,000)
Foreign exchange gain (loss)	(830)	(815)	454	18	6,561
Gain on elimination of convertible note	21,888	—	21,888	—	21,888
Interest income	—	—	—	—	158

	(118,942)	(815)	(27,658)	18	(96,107)

Net loss and comprehensive loss for the period	$(400,677)	$(206,619)	$(192,331)	$(100,493)	$(3,300,141)

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and six month periods ended May 31, 2012 and May 31, 2011 and for the period from November 1, 2006 (Date of Inception)

to May 31, 2012

(Stated in US Dollars)

(Unaudited)

					November 1,
					2006 (Date of
	Six Months Ended		Three Months Ended		Inception) to
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011
					(cumulative)

Basic loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	55,441,775	51,436,168	56,938,846	51,437,267

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six month periods ended May 31, 2012 and February 28, 2011 and for the period from November 1, 2006 (Date of Inception)

to May 31, 2012

(Stated in US Dollars)

(Unaudited)

			Period from
			November 1,
			2006 (Date of
	Six Months Ended		Inception) to
	May 31	May 31	May 31
	2012	2011	2012
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(400,677)	$(206,619)	$(3,300,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	6,906	438	12,656
Interest expense - beneficial conversion feature of convertible note	140,000	—	140,000
Accretion of discount on convertible notes and interest	68,311	—	110,431
Gain on elimination of convertible note	(21,888)	—	(21,888)
Consulting fees paid in stock	53,838	—	458,838
Share based compensation	62,400	132,000	657,800
Debt forgiveness	—	—	(15,286)
Accretion expense	1,075	1,508	5,991
Depreciation	—	—	4,651
Write-off of oil and gas costs	—	—	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	1,119	(4,815)	—
Advance payable	—	50,000	50,000
Accounts payable and accrued liabilities	(27,288)	(20,692)	(2,459)

Net cash used in operating activities	(116,204)	(48,180)	(1,481,368)

Cash Flows used in Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition and development costs of oil and gas properties	—	—	(387,517)

Net cash used in investing activities	—	—	(392,168)

Cash Flows provided by Financing Activities
Capital stock issued	—	50,000	1,419,000
Convertible note payable	177,500	100,000	347,500
Due to related parties	(625)	(8,000)	160,817
Settlement of Convertible note payable	(57,655)	—	(57,655)
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	119,220	142,000	1,906,720

Effect of foreign currency translation	549	—	(13,226)

Increase (decrease) in cash during the period	3,565	93,890	19,958

Cash, (Bank indebtedness) beginning of the period	16,393	(136)	—

Cash, end of the period	$19,958	$93,684	$28,583

Supplemental Disclosure with Respect to Cash Flows – Note 12

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2011, has been omitted. The results of operations for the six-month period ended May 31, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2012, the Company has a working capital deficit of $409,054. The Company has yet to achieve profitable operations, has accumulated losses of $3,300,141 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Force Energy Corp and its wholly-owned subsidiaries, FRC Exploration Ltd. (a company incorporatated in British Columbia, Canada,) (“FRC”) and Nuance Exploration Ltd. (a company incorporated in British Columbia, Canada) (“NEL”). All significant inter-company balances and transactions have been eliminated.

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

Note 5 Oil and Gas Properties

	May 31, 2012

	Canada	Total

Unproved properties
- acquisition costs	$119,640	$488,640
- development costs	7,365	36,404
- asset retirement obligation	8,422	8,422
	135,427	533,466
Written off	—	(398,039)

	$135,427	$135,427

	November 30, 2011

	Canada	Total

Unproved properties
- acquisition costs	$119,640	$488,640
- development costs	7,365	36,404
- asset retirement obligation	8,422	8,422
	135,427	533,466
Written off	—	(398,039)

	$135,427	$135,427

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

As at May 31, 2012, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2011:- $135,427). The company also recorded $15,148 (November 30, 2011 - $13,524) as an asset retirement obligation (Note 10).

Note 6 Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the Optionor by the following dates:

i) $59,600 (Cdn$62,000) on signing the agreement (paid)

ii) $102,900 (Cdn$100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued with a fair value of $80,000)

iii) $194,800 (Cdn$200,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2012 (Note 13)

iv) $389,600 (Cdn$400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

During the six month period ended May 31, 2012 the Company incurred $nil (six month period ended May 31, 2011 - $nil) of exploration expenditures on the property.

Note 7 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 8 Related Party Transactions

Amounts due from (to) related parties comprise:

	May 31	November 30
	2012	2011

Amounts due to Director
Management fees	$—	$625

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

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $62,400 (six month period ended May 31, 2011 - $nil).

During the three and six month periods ended May 31, 2012 and May 31, 2011, the Company charged or accrued the following amounts:

	Six Month		Three Month
	Period Ended		Period Ended
	May 31,		May 31,
	2012	2011	2012	2011

Amounts charged by directors
Management fees	$107,400	$160,250	$53,700	$81,000

Amounts charged by former director and Company controlled by former director
Management fees	—	8,750	—	—

Total	$107,400	$169,000	$53,700	$81,000
F-13

Note 9 Convertible Notes Payable

	May 31	November 30
	2012	2011

Promissory Note #1	100,000	100,000
Promissory Note #2	—	37,500
Promissory Note #3	—	32,500
Promissory Note #4	37,500	—
Promissory Note #5	30,000	—
Promissory Note #6	20,000	—
Promissory Note #7	20,000	—
Promissory Note #8	20,000	—
Promissory Note #9	20,000	—
Promissory Note #10	30,000	—

	277,500	170,000
Interest	9,652	5,750
Accretion expense	70,280	42,120

	$357,432	$217,870

As at May 31, 2012 and November 30, 2011 convertible notes payable are recorded net of unamortized debt and accrued interest discount of $63,637 and $6,197 respectively.

Promissory Note #1

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013. During the six month period ended May 31, 2012 the Company accrued $8,439 (six month period ended May 31, 2011 - $438) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the six month period ended May 31, 2012 the Company accrued $1,470 (six month period ended May 31, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. On February 15, 2012, the Company exercised its right of prepayment settlement, and the note was settled for cash consideration of $57,655

Note 9 Convertible Notes Payable - (cont’d)

Promissory Note #3

On September 28, 2011, the Company received $32,500 cash and the Company issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the six month period ended May 31, 2012 the Company accrued $1,534 (six month period ended May 31, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. On April 9, 2012, at the request of the holder the Company issued 875,000 common shares with a fair value of $17,500 upon partial conversion of the note. On April 18, 2012 and April 23, 2012 upon the request of the holder the Company issued 944,882 and 666,667 common shares respectively with an aggregate fair value of $16,115 upon the final conversion of the note to common stock. As a result of the conversion the Company recorded a gain on elimination of the note of $21,888.

Promissory Note #4

On January 4, 2012, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012. During the six month period ended May 31, 2011 the Company accrued $459 (six month period ended May 31, 2011 - $nil) in interest expense.

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

Promissory Note #9

On March 20, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

Promissory Note #10

On March 20, 2012, the Company received $30,000 cash and the Company issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the Company.

The Company determined that Promissory notes 5, 6, 7 ,8 9, and 10 should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes 5, 6, 7 and 8 and $0.02 for notes 9 and 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

Note 9 Convertible Notes Payable - (cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2012 interest expense relating to the beneficial conversion feature of convertible notes of $140,000 (six month period ended May 31, 2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 10 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at May 31, 2012 to be $15,148 based on a total undiscounted liability of $17,045 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	May 31	November 30
	2012	2011

Balance, beginning of period	$13,524	$12,282
Liabilities incurred	—	—
Accretion expense	1,075	1,965
Effect of foreign exchange	549	(723)

	$15,148	$13,524

Note 11 Capital Stock

Authorized

10,000,000 Preferred share, par value $0.001 – none issues

270,000,000 Common shares par value $0.001– 60,115,742 issued (November 30, 2011 54,937,267 shares issued)

Issued

During the six month period ended May 31, 2012, the Company incurred the following stock transactions:

i) On April 9, 2012 issued 875,000 common shares with a fair value of $17,500 pursuant to the partial conversion of a note payable falling due on July 3, 2012 to common stock

Note 11 Capital Stock - (cont’d)

Issued- (cont’d)

ii) On April 18, 2012 and April 23, 2012 issued 944,882 and 666,667 common shares respectively with an aggregate fair value of $16,115, upon the final conversion of the convertible note payable falling due on July 3, 2012 to common stock..

iii) On May 5, 2012, issued 2691,926 common shares with a fair value of $53,838 pursuant to a consultancy agreement with Primary Capital LLC. (Note 13)

Note 12. Supplemental Disclosure with Respect to Cash Flows

During the six month period ended May 31, 2012, the following non-cash investing and financing activities occurred:

i) 2,691,926 common shares were issued with a fair value of $53,838 pursuant to a consulting agreement (Note 13).

ii) An aggregate of 2,486,549 common shares were issued with a fair value of $33,615 upon the extinguishment of a convertible note payable.

Note 13 Commitment

On May 5, 2012, the Company entered into a consultancy agreement with Primary Capital LLC. (“Primary”) whereby Primary would provide financial advisory and investment banking services to the Company for a period of two years commencing May 7, 2012. Pursuant to the agreement the Company paid Primary a non-refundable signing fee of $10,000 and issued Primary with common stock equivalent to 4.9% (the “Applicable Percentage”) of the Common shares on a fully diluted basis after giving effect to the conversion of all outstanding derivative securities at the time of inception of the agreement,

Accordingly on May 5, 2012, 2,691,926 common shares were issued with a fair value of $53,838.

Pursuant to the agreement should the Company issue further potentially dilutive derivative instruments, or issue stock from treasury at any time, then within 5 days of the end of the fiscal quarter in which such instruments or stock was issued, the Company will issue to Primary additional common shares (the “Adjustment shares”) such that Primary continues to hold common stock equivalent to the Applicable Percentage.

Should the Board of Directors grant Options, Warrants or other securities to employees or Directors such grants shall be considered Excluded Securities for the purposes of determining the Applicable Percentage and the calculation of Adjustment shares in future periods.

Also if the Company complete any financing during the engagement period and also within 2 years of the termination of the agreement with any party introduced to the Company by Primary, Primary will be entitled to:

i) a cash fee of 8% of the of the gross proceeds of the financing,

ii) a 5year warrant to purchase that number of shares equal to 8% of the number of shares securities issued in the financing on the same terms as the financing.

Note 13 Commitment - (cont’d)

Any such warrant issued will be in a form provided by Primary and may include terminology allowing for full ratchet anti-dilution provisions, standard and cashless exercise provisions and the same registration rights as received by the original investors.

The agreement can be terminated by either party by providing written notice at any time after the first anniversary of the agreement. if either party is in breach of the agreement and fails to cure such breach within 15 days after it receives notice of such breach.

Note 14 Subsequent Events

The Company entered into the following transactions subsequent to the period end;

a) The Company agreed to pay $50,000 ($25,000 paid) and issue 7,500,000 common shares (all issued) in settlement of obligations falling due on June 15th, 2012 pursuant to the Mineral property agreement.

b) On June 12, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 13, 2013. he note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “55% multiplied by Market Price” where market price is calculated as the average of the lowest 3 closing bid prices in the ten days prior to conversion for the Company’s shares as quoted on the OTCBB.

Subsequent events have been evaluated through July 3, 2012, the date the financial statements were approved for issue by the board of directors.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2011 or the six months ended May 31, 2012. We do not anticipate immediate attention to this project, as our time and effort currently is focused on our Zoro 1 Mineral Claim.

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

Amount of Payment	Date Payment is Due
$59,600	July 6, 2010 (paid)
$102,900	June 15, 2011 (paid in 1,000,000 shares of common stock)
$194,800	June 15, 2012 (see Note 14 to the notes to financial statements)
$389,600	June 15, 2013

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
6

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

Results of operations for the three and six months ended May 31, 2012 and May 31, 2011, and for the period from Inception (November 1, 2006) to May 31, 2012

Our operating results for the three and six months ended May 31, 2012 and May 31, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Revenue	$0	$0	$0	$0
Operating Expenses	$164,673	$100,511	$281,735	$205,804
Net Loss	$192,331	$100,493	$400,677	$206,619

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

Expenses

Our expenses for the three and six months ended May 31, 2012 and May 31, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Accounting and audit fees	$3,900	$4,600	$14,400	$12,050
Accretion of ARO	$551	$510	$1,075	$970
Accretion of convertible note discount	$30,630	—	$68,311	—
Bank charges and interest	$149	$425	$981	$803
Consulting fees	63,838	—	63,838	—
Interest on convertible notes	$53,203	$438	$146,906	$438
Investor relations	—	$5,000	—	$5,000
Legal fees	$5,453	$3,611	$12,259	$8,573
Management fees – Note 10	$53,700	$81,000	$107,400	$169,000
Mineral property exploration costs	—	$1,575	—	$1,575
Office expenses	$333	$1,407	$2,388	$2,573
Rent – Note 6	$777	$393	$1,548	$778
Tax, penalties and Interest	$421	—	$421	—
Transfer and filing fees	$429	$1,552	$919	$4,044
Travel	$1,289	—	$1,289	—
Total	$164,673	$100,511	$281,735	$205,804

Our operating expenses increased by $64,162 for the three months ended May 31, 2012 as compared with the three months ended May 31, 2011. The increase in our expenses in 2012 as compared with 2011 was largely a result of $63,838 in consulting fees, and $20,630 that we incurred in 2012 as an accretion of a convertible note discount.

Our operating expenses increased by $75,931 for the six months ended May 31, 2012 as compared with the six months ended May 31, 2011. The increase in our expenses in 2012 as compared with 2011 was largely a result of $63,838 in consulting fees, and $68,311 that we incurred in 2012 as an accretion of a convertible note discount.

We recorded $50,000 and $140,000 for the three and six months ended May 31, 2012, respectively, for interest expenses related to a beneficial conversion feature on certain convertible notes. This resulted in other expenses of $27,658 and $118,942 for the three and six months ended May 31, 2012, respectively, that we did not incur in the corresponding periods in 2011.

Liquidity And Capital Resources

Working Capital

	May 31, 2012	November 30, 2011

Current Assets	$19,958	$17,512
Current Liabilities	$429,012	$317,366
Working Capital (Deficit)	($409,054)	($299,854)

Cash Flows

	Six Months Ended May 31, 2012	Six Months Ended May 31, 2011

Cash used in Operating Activities	$116,204	$48,180
Cash used in Investing Activities	—	—
Cash provided by Financing Activities	$119,220	$142,000
Increase (Decrease) in Cash	$19,958	$93,684

We anticipate that we will incur approximately $750,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $116,204 during the six months ended May 31, 2012 and $48,180 during the same period ended May 31, 2011. Our net losses for the six months ended May 31, 2012 and May 31, 2011 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We generated $119,220 in cash from financing activities during the six months ended May 31, 2012 compared to cash from financing activities in the amount of $142,000 during the six months ended May 31, 2011.

On January 4, 2012, we received $37,500 cash and we issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012.

The note may be converted at the option of the holder into Common stock of the company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

On February 1, 2011, we received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On February 15, 2012, we received $30,000 cash and we issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the company.

On February 15, 2012, we received $20,000 cash and the we issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the company.

On February 15, 2012, we received $20,000 cash and we issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the company.

On February 15, 2012, we received $20,000 cash and the we issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the company.

On March 20, 2012, we received $20,000 cash and the we issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the company.

On March 20, 2012, we received $30,000 cash and we issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the company.

On March 21, 2011, we received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

On May 5, 2012, we entered into a consultancy agreement with Primary Capital LLC. (“Primary”) whereby Primary would provide financial advisory and investment banking services to us for a period of two years commencing May 7, 2012. Pursuant to the agreement we paid Primary a non-refundable signing fee of $10,000 and issued Primary with common stock equivalent to 4.9% (the “Applicable Percentage”) of the common shares on a fully diluted basis after giving effect to the conversion of all outstanding derivative securities at the time of inception of the agreement,

Accordingly on May 5, 2012, 2,691,926 common shares were issued with a fair value of $53,838.

Pursuant to the agreement should we issue further potentially dilutive derivative instruments, or issue stock from treasury at any time, then within 5 days of the end of the fiscal quarter in which such instruments or stock was issued, we will issue to Primary additional common shares (the “Adjustment shares”) such that Primary continues to hold common stock equivalent to the Applicable Percentage.

Should the Board of Directors grant Options, Warrants or other securities to employees or Directors such grants shall be considered Excluded Securities for the purposes of determining the Applicable Percentage and the calculation of Adjustment shares in future periods.

Also if we complete any financing during the engagement period and also within 2 years of the termination of the agreement with any party introduced to us by Primary, Primary will be entitled to:

i. cash fee of 8% of the of the gross proceeds of the financing, a 5 year warrant to purchase that number of shares equal to 8% of the number of shares securities issued in the financing on the same terms as the financing.

ii. Any such warrant issued will be in a form provided by Primary and may include terminology allowing for full ratchet anti-dilution provisions, standard and cashless exercise provisions and the same registration rights as received by the original investors.

The agreement can be terminated by either party by providing written notice at any time after the first anniversary of the agreement. If either party is in breach of the agreement and fails to cure such breach within 15 days after it receives notice of such breach.

On June 12, we received $42,500 cash and we issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 13, 2013. The note may be converted at the option of the holder into our common stock. The conversion price is defined as “55% multiplied by Market Price” where market price is calculated as the average of the lowest 3 closing bid prices in the ten days prior to conversion for our shares as quoted on the OTCBB.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements in this quarterly report on Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At May 31, 2012, we had a working capital deficit of $409,054. We have yet to achieve profitable operations, have accumulated losses of $3,300,141 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended May 31, 2012, we incurred the following stock transactions:

  On April 9, 2012, we issued 875,000 common shares with a fair value of $17,500 pursuant to the partial conversion of a note payable falling due on July 3, 2012;
  On April 18, 2012 and April 23, 2012, we issued 944,882 and 666,667 common shares respectively with an aggregate fair value of $16,115, upon the final conversion of the convertible note payable falling due on July 3, 2012;
  On May 5, 2012, we issued 2691,926 common shares with a fair value of $53,838 pursuant to a consultancy agreement with Primary Capital LLC.

Subsequent to the period end we agreed to pay $50,000 ($25,000 paid) and issue 7,500,000 common shares (all issued) in settlement of obligations falling due on June 15th, 2012 pursuant to the Mineral property agreement.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE ENERGY CORP.

Date:	July 9, 2012 By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director

