Form 10-Q
period 2012-08-31
FORCE ENERGY CORP.
filed 2012-10-15
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,072,555 common shares as of September 4, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2012 and November 30, 2011 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2012 and 2011 and period from November 1, 2006 (Inception) to August 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2012 and 2011 and period from November 1, 2006 (Inception) to August 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 and November 30, 2011

(Stated in US Dollars)

	August 31,	November 30
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$37,549	$16,393
Prepaid expenses	—	1,119
	37,549	17,512

Oil and gas properties, full cost method of accounting
Unproved Properties – Note 5	135,427	135,427

Mineral Property Option – Note 6	255,500	80,000
	$428,476	$232,939

LIABILITIES
Current
Bank overdraft	$—	$—
Accounts payable and accrued liabilities	71,538	48,871
Advances payable - Note 7	20,000	50,000
Due to related parties - Note 8	9,625	625
Convertible Notes Payable - Note 9	415,880	217,870
	517,043	317,366

Asset retirement obligation – Note 10	16,267	13,524
	533,310	330,890

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 11 270,000,000 shares authorized 85,072,555	85,073	54,937
Additional paid in capital	3,317,493	2,826,176
Deferred stock compensation – Note 10	(66,450)	(79,600)
Deficit accumulated during the development stage	(3,440,950)	(2,899,464)
	(104,834)	(97,951)
	$428,476	$232,939

Nature of Operations and Ability to Continue as a Going Concern – Note 2

Commitments - Note 13

Subsequent events – Note 14

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and nine month periods ended August 31, 2012 and August 31, 2011 and for the period from November 1, 2006 (Date of Inception)

toAugust 31, 2012

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,		November 1, 2006 (Date of Inception) to August 31,
	2012	2011	2012	2011	2012
					(cumulative)
Expenses
Accounting and audit fees	$18,825	$14,650	$4,425	$2,600	$305,946
Accretion of ARO	1,639	1,460	564	490	6,558
Accretion of convertible note discount	102,311	12,727	34,000	12,727	144,431
Bank charges and interest	1,090	1,240	110	437	5,357
Consulting fees	117,126	—	53,287	—	525,626
Depreciation	—	—	—	—	4,651
Interest on convertible notes	10,296	2,455	3,390	2,017	16,046
Investor relations	—	10,000	—	5,000	61,443
Legal fees	19,284	14,413	7,025	5,840	212,089
Management fees – Note 10	158,775	236,400	51,375	67,400	1,306,550
Mineral property option costs	—	—	—	—	59,600
Mineral property exploration costs	8,639	50,680	8,639	49,105	64,250
Office expenses	2,551	4,440	163	1,867	41,973
Oil and gas exploration costs	—	—	—	—	15,000
Rent – Note 6	2,078	1,901	530	1,123	45,779
Tax penalties and interest	421	42,270	—	42,270	42,910
Transfer and filing fees	1,973	6,984	1,054	2,940	80,718
Travel	1,922	—	633	—	12,263
Write-off of oil and gas costs	—	—	—	—	418,039

Loss before other items	(446,930)	(399,620)	(165,195)	(193,816)	(3,369,229)

Other items:
Debt forgiveness	—	—	—	—	15,286
Interest expense - beneficial conversion feature of convertible notes	(140,000)	—	—	—	(140,000)
Foreign exchange gain (loss)	(1,384)	(848)	(554)	(33)	6,007
Gain on elimination of convertible note	46,828	—	24,940	—	46,828
Interest income	—	—	—	—	158

	(94,556)	(848)	24,386	(33)	(96,107)

Net loss and comprehensive loss for the period	$(541,486)	$(400,468)	$(140,809)	$(193,849)	$(3,440,950)

Basic loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares outstanding	60,559,623	52,319,749	75,241,774	54,066,603

See accompanying notes to the Financial Statements

 FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month periods ended August 31, 2012 and August 31, 2011 and for the period from November 1, 2006 (Date of Inception)

toAugust 31, 2012

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended		Period from November 1, 2006 (Date of Inception) to
	August 31	August 31	August 31
	2012	2011	2012
			(cumulative)
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(541,486)	$(400,468)	$(3,440,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	10,295	2,561	16,045
Interest expense - beneficial conversion feature of convertible note	140,000	—	140,000
Accretion of discount on convertible notes and interest	102,311	12,727	144,431
Gain on elimination of convertible note	(46,826)	—	(46,826)
Consulting fees paid in stock	53,838	—	458,838
Share based compensation	88,150	184,400	683,550
Debt forgiveness	—	—	(15,286)
Accretion expense	1,639	1,990	6,555
Depreciation	—	—	4,651
Write-off of oil and gas costs	—	—	418,039
Changes in non-cash working capital items related to operations:
Prepaid expenses	1,119	(2,113)	—
Advance payable	—	50,000	50,000
Accounts payable and accrued liabilities	22,667	12,670	47,496

Net cash used in operating activities	(168,293)	(138,233)	(1,533,457)

Cash Flows used in Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition of mineral property option	(25,500)	—	(25,500)
Acquisition and development costs of oil and gas properties	—	—	(387,517)

Net cash used in investing activities	(25,500)	—	(417,668)

Cash Flows provided by Financing Activities
Capital stock issued	—	50,000	1,419,000
Convertible note payable	262,500	137,500	432,500
Due to related parties	9,000	(15,500)	170,442
Settlement of Convertible note payable	(57,655)	—	(57,655)
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	213,845	172,000	2,001,345

Effect of foreign currency translation	1,104	—	(12,671)

Increase (decrease) in cash during the period	21,156	33,767	37,549

Cash, (Bank indebtedness) beginning of the period	16,393	(136)	—

Cash, end of the period	$37,549	$33,631	$37,549

Supplemental Disclosure with Respect to Cash Flows – Note 12

See accompanying notes to the Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012,

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2011, has been omitted. The results of operations for the nine-month period ended August 31, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2012, the Company has a working capital deficit of $479,494. The Company has yet to achieve profitable operations, has accumulated losses of $3,440,950 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3 Summary of Significant Accounting Policies

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

The Company is subject to several categories of risk associated with its development stage activities. Mineral exploration and natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Many factors have a direct bearing on the Company’s prospects and there are inherent uncertainties inthese activities. Mineral exploration is dependent upon finding an ore body that is economic to develop. Uncertainties that exist with Natural gas exploration include estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Force Energy Corp and its wholly-owned subsidiaries, FRC Exploration Ltd. (a company incorporated in British Columbia, Canada,) (“FRC”) and Nuance Exploration Ltd. (a company incorporated in British Columbia, Canada) (“NEL”). All significant inter-company balances and transactions have been eliminated.

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

Note 3 Summary of Significant Accounting Policies – (cont’d)

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

Note 3 Summary of Significant Accounting Policies – (cont’d)

Mineral Properties– (cont’d)

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, are recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

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

Note 3 Summary of Significant Accounting Policies – (cont’d)

Income Taxes – (cont’d)

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

Note 4 Financial Instruments – (cont’d)

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

	August 31, 2012

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

Note 5 Oil and Gas Properties– (cont’d)

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

As at August 31, 2012, the 50% working interest of the Hayter Well was recorded at $135,427 (November 30, 2011:- $135,427). The company also recorded $16,267(November 30, 2011 - $13,524) as an asset retirement obligation (Note 10).

Note 6 Mineral Property

On July 6, 2010,the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the Optionor by the following dates:

i) $59,600 (Cdn$62,000) on signing the agreement (paid)

ii) $102,900 (Cdn$100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued with a fair value of $80,000)

iii) $50,500 cash (Cdn$50,000) and issue 7,500,000 common stock on or before June, 15, 2012. ($25,500 paid (Cdn$25,000)and 7,500,000 shares issued with a fair value of $150,000)

iv) $403,560 (Cdn$400,000)or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

Note 6 Mineral Property – (cont’d)

During the nine month period ended August 31, 2012 the Company incurred $8,639 (nine month period ended August 31, 2011 - $50,680) of exploration expenditures on the property.

Note 7 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms. On June 13, 2012, this advance was settled by the issuance of 3,000,000 shares of common stock.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 8 Related Party Transactions

Amounts due from (to) related parties comprise:

	August 31,	November 30
	2012	2011

Amounts due to Director
Management fees	$9,625	$625

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

Note 8 Related Party Transactions – (cont’d)

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

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $79,600 (nine month period ended August 31, 2011- $14,200).

On July 16, 2012, the Company entered into an addemdum to the contract which expires July 15, 2014. Pursuant to the contract the President received 7,500,000 common shares and will continue to receive 7,500,000 common shares upon the anniversary of the addendum. The fair value of the shares received was $75,000. The President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter.. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

The fair value of the 7,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $8,550 (nine month ended August 31 - $nil).

Note 8 Related Party Transactions – (cont’d)

During the three and nine month periods ended August 31, 2012 and May 31, 2011, the Company charged or accrued the following amounts:

	Nine Month		Three Month
	Period Ended		Period Ended
	August 31,		August 31,
	2012	2011	2012	2011

Amounts charged by directors
Management fees	$158,775	$227,650	$51,375	$67,400

Amounts charged by former director and Company controlled by former director
Management fees	—	8,750	—	—

Total	$158,775	$236,400	$51,375	$67,400

Note 9 Convertible Notes Payable

	August 31	November 30,
	2012	2011

Promissory Note #1	100,000	100,000
Promissory Note #2	—	37,500
Promissory Note #3	—	32,500
Promissory Note #4	—	—
Promissory Note #5	30,000	—
Promissory Note #6	20,000	—
Promissory Note #7	20,000	—
Promissory Note #8	20,000	—
Promissory Note #9	20,000	—
Promissory Note #10	30,000	—
Promissory Note #11	42,500	—
Promissory Note #12	42,500	—

	325,000	170,000
Interest	11,328	5,750
Accretion expense	79,552	42,120

	$415,880	$217,870

As at August 31, 2012 and November 30, 2011 convertible notes payable are recorded net of unamortized debt and accrued interest discount of $105,984 and $6,483 respectively.

Note 9 Convertible Notes Payable – (cont’d)

Promissory Note #1

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013. During the nine month period ended August 31, 2012the Company accrued $6,005(nine month period ended August 31, 2011 - $2,455) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the nine month period ended August31, 2012 the Company accrued $1,470 (nine month period ended August31, 2011 - $106) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. On February 15, 2012, the Company exercised its right of prepayment settlement, and the note was settled for cash consideration of $57,655.

Promissory Note #3

On September 28, 2011, the Company received $32,500 cash and the Company issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the nine month period ended August 31, 2012 the Company accrued $1,534 (nine month period ended August 31, 2011 - $nil) in interest expense.

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

Note 9 Convertible Notes Payable - (cont’d)

Promissory Note #4

On January 4, 2012, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012. During the ninemonth period ended August 31, 2011 the Company accrued $1,713 (nine month period ended August 31, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “the lesser 50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.Between July 9, 2012 and August 14, 2012, at the request of the holder the Company issued an aggregate of 6,956,813 common shares with anaggregate fair value of $39,500 upon conversion of the note. As a result of the conversion the Company recorded a gain on elimination of the note of $29,941.

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

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the nine month period ended August 31, 2012 the Company accrued $734 (nine month period ended August 31, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “55% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

Note 9 Convertible Notes Payable - (cont’d)

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the nine month period ended August 31, 2012 the Company accrued $130 (nine month period ended August 31, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “48% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

The Company determined that Promissory notes 5, 6, 7 ,8 9, and 10 should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes 5,6,7 and 8 and $0.02 for notes 9 and 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2012 interest expense relating to the beneficial conversion feature of convertible notes of $140,000 (nine month period ended August 31, 2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 10 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at August 31, 2012 to be $16,267 based on a total undiscounted liability of $17,656 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

Note 10 Asset Retirement Obligation – (cont’d)

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	August 31	November 30
	2012	2011

Balance, beginning of period	$13,524	$12,282
Liabilities incurred	—	—
Accretion expense	1,639	1,965
Effect of foreign exchange	1,104	(723)

	$16,267	$13,524

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – none issued

270,000,000 Common shares par value $0.001– 60,115,742 issued (November 30, 2011 54,937,267 shares issued)

Issued

During the nine month period ended May 31, 2012, the Company incurred the following stock transactions:

i) On April 9, 2012 issued 875,000 common shares with a fair value of $17,500 pursuant to the partial conversion of a note payable falling due on July 3, 2012 to common stock

ii) On April 18, 2012 and April 23, 2012 issued 944,882 and 666,667 common shares respectively with an aggregate fair value of $16,115, upon the final conversion of the convertible note payable falling due on July 3, 2012 to common stock.

iii) On May 5, 2012, issued 2,691,926 common shares with a fair value of $53,838 pursuant to a consultancy agreement with Primary Capital LLC. (Note 13)

iv) On June 12,2012, issued 7,500,000 common shares with a fair value of $150,000 pursuant to the Zoro mineral property option agreement.

v) On June 13, 2012, issued 3,000,000 common shares in settlement of a $30,000 advance payable.

vi) Between July 9, 2012 and August 14, 2012 issued an aggregate of 6,956,813 common shares with an aggregate fair value of $39,000, upon the final conversion of the convertible note payable falling due on October 6, 2012.

vii) On July 17, 2012, issued 7,500,000 common shares with a fair value of $75,000 pursuant to an employment agreement

Note 12. Supplemental Disclosure with Respect to Cash Flows

During the nine month period ended August 31, 2012, the following non-cash investing and financing activities occurred:

i) 2,691,926 common shares were issued with a fair value of $53,838 pursuant to a consulting agreement (Note 13).

ii) An aggregate of 2,486,549 common shares were issued with a fair value of $33,615 upon the extinguishment of a convertible note payable.i

ii) An aggregate of 6,956,813 common shares were issued with a fair value of $39,000 upon the extinguishment of a convertible note payable.

iv) 7,500,000 common shares were issued with a fair value of $150,000 pursuant to Zoro mineral property agreement. (Note 6)

v) An aggregate of 3,000,000 common shares were issued to settle an advance payable in the amount of $30,000.

vi) 7,500,000 common shares were issued with a fair value of $75,000 pursuant to a employment contract.

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

Should the Board of Directors grant Options, Warrants or other securities pursuant to a restricted stock purchase plan or stock option plan approved by the stockholders and Board of Directors of the Company, to employees or Directors such grants shall be considered Excluded Securities for the purposes of determining the Applicable Percentage and the calculation of Adjustment shares in future periods.

Note 13 Commitment- (cont’d)

Also if the Company complete any financing during the engagement period and also within 2 years of the termination of the agreement with any party introduced to the Company by Primary, Primary will be entitled to:

i) a cash fee of 8% of the of the gross proceeds of the financing,

ii) a 5 year warrant to purchase that number of shares equal to 8% of the number of shares securities issued in the financing on the same terms as the financing. Any such warrant issued will be in a form provided by Primary and may include terminology allowing for full ratchet anti-dilution provisions, standard and cashless exercise provisions and the same registration rights as received by the original investors.

The agreement can be terminated by either party by providing written notice at any time after the first anniversary of the agreement if either party is in breach of the agreement and fails to cure such breach within 15 days after it receives notice of such breach.

As at August 31, 2012, the Company has accrued $53,287 being the fair value of stock issuable at August 31, 2012 pursuant to the contract.

Note 14 Subsequent Events

Subsequent events have been evaluated through October 13, 2012, the date the financial statements were approved for issue by the board of directors.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2011 or the nine months ended August 31, 2012. We do not anticipate immediate attention to this project, as our time and effort currently is focused on our Zoro 1 Mineral Claim.

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

Amount of Payment	Date Payment is Due	Additional Notes
$59,600	July 6, 2010	This amount was paid.
$102,900	June 15, 2011	This amount was paid in 1,000,000 shares of common stock.
$194,800	June 15, 2012	This amount was agreed to be paid in $50,500 and 7,500,000 shares of common stock. We have paid $25,500 and issued 7,500,000 shares of common stock, but still owe $25,000.
$389,600	June 15, 2013

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

Results of operations for the three and nine months ended August 31, 2012 and August 31, 2011, and for the period from Inception (November 1, 2006) to August 31, 2012

Our operating results for the three and nine months ended August 31, 2012 and August 31, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011

Revenue	$0	$0	$0	$0
Operating Expenses	$165,195	$193,816	$446,930	$399,620
Net Loss	$140,809	$193,849	$541,486	$400,468

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Expenses

Our expenses for the three and nine months ended August 31, 2012 and August 31, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Accounting and audit fees	$18,825	$14,650	$4,425	$2,600
Accretion of ARO	$564	$490	$1,639	$1,460
Accretion of convertible note discount	$34,000	$12,727	$102,311	$12,727
Bank charges and interest	$110	$437	$1,090	$1,240
Consulting fees	$53,287	—	$117,126	—
Interest on convertible notes	$3,390	$2,017	$10,296	$2,455
Investor relations	—	$5,000	—	$10,000
Legal fees	$7,025	$5,840	$19,284	$14,413
Management fees	$51,375	$67,400	$158,775	$236,400
Mineral property exploration costs	$8,639	$49,105	$8,639	$50,680
Office expenses	$163	$1,867	$2,551	$4,440
Rent	$530	$1,123	$2,078	$1,901
Tax, penalties and Interest	—	$42,270	$421	$42,270
Transfer and filing fees	$1,054	$2,940	$1,973	$6,984
Travel	$633	—	$1,922	—
Total

Our operating expenses decreased by $28,621 for the three months ended August 31, 2012 as compared with the three months ended August 31, 2011. We experienced a negligible decrease in our expenses in 2012 as compared with 2011.

Our operating expenses increased by $47,310 for the nine months ended August 31, 2012 as compared with the nine months ended August 31, 2011. We experienced a negligible increase in our expenses in 2012 as compared with 2011.

We recorded $24,386 in other income as a result of $24,940 on the elimination of convertible notes for the three months ended August 31, 2012, as compared with a nominal amount of other expenses for the three months ended August 31, 2011.

We recorded $140,000 for the nine months ended August 31, 2012 for interest expenses related to a beneficial conversion feature on certain convertible notes. This primarily resulted in other expenses of $94,556 for the nine months ended August 31, 2012 that we did not incur in the corresponding period in 2011.

We recorded a net loss of $140,809 for the three months ended August 31, 2012, as compared with $193,849 for the same period ended August 31, 2011. We recorded a net loss of $541,486 for the three months ended August 31, 2012, as compared with $400,468 for the same period ended August 31, 2011.

Liquidity And Capital Resources

Working Capital

	August 31, 2012	November 30, 2011
Current Assets	$37,549	$17,512
Current Liabilities	$517,043	$317,366
Working Capital (Deficit)	($479,494)	($299,854)

Cash Flows

	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2011
Cash used in Operating Activities	($168,293)	($138,233)
Cash used in Investing Activities	($25,500)	—
Cash provided by Financing Activities	$213,845	$172,000
Increase (Decrease) in Cash	$21,156	$33,767

We anticipate that we will incur approximately $750,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

Our net losses for the nine months ended August 31, 2012 and August 31, 2011 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We generated $262,500 in cash from the issuance of convertible notes payable and $9,000 from related party advances, offset by $57,655 for the settlement of convertible notes payable during the nine months ended August 31, 2012 compared to $50,000 from the issuance of common stock, $137,000 from the issuance of convertible notes payable, offset by $15,000 in payment of related party advances during the nine months ended August 31, 2011.

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

On February 1, 2011 , we received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

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

On March 20, 2012, we received $20,000 cash and we issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

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

On June 12, 2012 we received $42,500 cash and we issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 13, 2013. The note may be converted at the option of the holder into our common stock. The conversion price is defined as “55% multiplied by Market Price” where market price is calculated as the average of the lowest 3 closing bid prices in the ten days prior to conversion for our shares as quoted on the OTCBB .

On August 17, 2012, we received $42,500 cash and we issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. The note may be converted at the option of the holder into our common stock. The conversion price is defined as “48% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”.

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

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements in this quarterly report on Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At August 31, 2012, we had a working capital deficit of $541,486. We have yet to achieve profitable operations, have accumulated losses of $3,440,950 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended August 31, 2012, we incurred the following stock transactions:

On April 9, 2012, we issued 875,000 common shares with a fair value of $17,500 pursuant to the partial conversion of a note payable falling due on July 3, 2012.

On April 18, 2012 and April 23, 2012, we issued 944,882 and 666,667 common shares respectively with an aggregate fair value of $16,115, upon the final conversion of the convertible note payable falling due on July 3, 2012.

On May 5, 2012, we entered into a consultancy agreement with Primary Capital LLC. (“Primary”) whereby Primary would provide financial advisory and investment banking services to us for a period of two years commencing May 7, 2012. Pursuant to the agreement we paid Primary a non-refundable signing fee of $10,000 and issued Primary with common stock equivalent to 4.9% (the “Applicable Percentage”) of the common shares on a fully diluted basis after giving effect to the conversion of all outstanding derivative securities at the time of inception of the agreement.

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

On June 12, 2012, we agreed to pay $50,000 and issued 7,500,000 shares of common stock in settlement of obligations falling due on June 15th, 2012 pursuant to the Zoro mineral property option agreement.

On June 13, 2012, we issued 3,000,000 shares of our common stock to retire a February 1, 2011 promissory note in the amount of $30,000.

On July 9, 2012, July 31, 2012, August 6, 2012 and August 14, 2012, we issued a total of 6,956,813 shares of our common stock to retire a January 2012 promissory note in the amount of $37,500.

On July 16, 2012, we issued 7,500,000 to Mr. Tim DeHerrera under his consulting agreement.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE ENERGY CORP.

Date:	October 15, 2012 By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director

