Form 10-K
period 2012-11-30
FORCE ENERGY CORP.
filed 2013-02-27
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $831,549

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 105,416,987 common shares as of November 30, 2012.

1

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2012. We do not anticipate immediate attention to this project, as our time and effort currently is focused on our Zoro 1 Mineral Claim.

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

Amount of Payment	Date Payment is Due	Additional Notes
$59,600	July 6, 2010	This amount was paid.
$80,000	June 15, 2011	This amount was paid in 1,000,000 shares of common stock.
$200,500	June 15, 2012	This amount was agreed to be paid in $50,500 and 7,500,000 shares of common stock. We have paid $50,500 and issued 7,500,000 shares of common stock.
$403,560	June 15, 2013

During the year ended November 30 2012, we incurred $8,639 of exploration expenditures on the property.

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
5

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

On January 18, 2012, we received a call from the Natural Resource Officer in Snow Lake and were informed that our drill permit has been approved. We believe this is excellent news as we are able to continue with the next phase of our work program. As of the date of this Annual Report, however, we have not yet commenced the next phase of our exploration program.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2012.

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

The following table sets forth the number of wells in which the Company held a working interest as at November 30, 2009:

The Company has not since the beginning of its most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies. As at November 30, 2012, the 50% working interest of the Hayter Well was recorded at $135,427.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “FORC” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2012
Quarter Ended	High $	Low $
November 30, 2012	.032	.008
August 31, 2012	.022	.006
May 31, 2012	.035	.011
February 29, 2012	.082	.016

Fiscal Year Ending November 30, 2011
Quarter Ended	High $	Low $
November 30, 2011	0.04	0.02
August 31, 2011	0.08	0.03
May 31, 2011	0.22	0.07
February 28, 2011	0.27	0.17
12

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

Holders of Our Common Stock

As of November 30, 2012, we had 105,416,987 shares of our common stock issued and outstanding, held by eighty six (86) shareholders of record.

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

Between April 9, 2012 and April 23, 2012, we issued 2,486,549 common shares pursuant to the conversion of a note payable falling due on July 3, 2012.

On May 5, 2012, we issued 2,691,926 common shares pursuant to a consultancy agreement with Primary Capital LLC

On June 12, 2012, we issued 7,500,000 common shares pursuant to the Zoro mineral property option agreement.

On June 13, 2012, we issued 3,000,000 common shares in settlement of a $30,000 advance payable.

Between July 9, 2012 and August 14, 2012, we issued an aggregate of 6,956,813 common shares upon the conversion of the convertible note payable falling due on October 6, 2012.

On July 17, 2012, we issued 7,500,000 common shares pursuant to an employment agreement with the President of the Company.

On September 5, 2012, we issued 3,000,000 common shares pursuant to a consultancy agreement.

Between September 20, 2012 and November 23, 2012, we issued an aggregate of 14,344,432 common shares upon the conversion of the convertible note payable falling due on May 10, 2013.

On September 26, 2012, we issued 3,000,000 common shares pursuant to a consultancy agreement.

Subsequent to the year end we issued 3,333,333 common shares pursuant to the partial conversion of a note payable falling due on July 3, 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2012, which are included herein.

Our operating results for the years ended November 30, 2011 and 2012 are summarized as follows:

	Years Ended
	November 30,
	2011	2012
Revenue	$—	$—
Operating Expenses	462,799	660,180
Net Loss	502,867	1,072,264

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

Expenses

Our expenses for the years ended November 30, 2011 and 2012 are outlined in the table below:

	Year Ended November 30, 2011	Year Ended November 30, 2012
Expenses
Accounting and audit fees	$20,175	$22,825
Accretion of ARO	1,965	2,238
Bank charges	1,639	1,176
Consulting fees	—	213,439
Investor relations	10,000	—
Legal fees	20,667	28,514
Management fees	293,225	234,825
Mineral property exploration costs	55,611	8,939
Office expenses	6,481	4,771
Rent	2,673	3,113
Tax, penalties and Interest	42,489	421
Transfer and filing fees	7,874	2,657
Travel	—	2,135
Write-off of oil and gas costs	—	135,427
Total	462,799	660,180

Our expenses increased in fiscal year 2012 as compared to fiscal year 2011. The increase in our expenses for the year ended November 30, 2012 was due mainly to increased consulting fees, and write-offs of oil and gas costs.

Other Expenses

We paid more in interest expenses for the year ended November 30, 2012 than in the prior year ended 2011,which was the primary basis for total other expenses of $341,484 for the year ended November 30, 2012 as compared with $42,089 for the prior year.

Loss

We incurred a net loss of $1,072,264 for the year ended November 12, 2012, as compared with a net loss of $502,867 for the year ended November 30, 2011.

Liquidity And Capital Resources

Working Capital
	November 30, 2011	November 30, 2012
Current Assets	$17,512	$35,442
Current Liabilities	309,585	442,056
Working Capital (deficit)	(292,073)	(406,614)

Cash Flows
	Year Ended	Year Ended
	November 30, 2011	November 30, 2012

Cash used in Operating Activities	$184,623	$215,380
Cash used in Investing Activities	—	50,499
Cash provided by Financing Activities	201,875	283,845
Net Increase (Decrease) in Cash	16,529	19,049

Cash Used In Operating Activities

We used cash in operating activities in the amount of $215,380 during the year ended November 30, 2012. Our comprehensive loss of $1,073,628 for the year ended November 30, 2012 was the primary reason for our negative operating cash flow.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $50,499 during the year ended November 30, 2012, in connection with the option on our mineral property.

Cash from Financing Activities

We generated $283,845 in cash from financing activities during the year ended November 30, 2012. Most of our cash from financing activities, $337,500, resulted from cash received from convertible notes that we issued during the year. These convertible notes are unsecured, bear interest at 8% per annum, and are convertible into shares of our common stock at roughly 50% of the market price of our common stock.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

Going Concern

At November 30, 2012, we have a working capital deficit of $406,614. We have yet to achieve profitable operations, have accumulated losses of $3,905,711 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Foreign Currency Translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Canadian dollar. The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At November 30, 2012 and 2011, the cumulative translation adjustment of $6,027 and $7,397, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the years ended November 30, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive income was $1,364 and $928, respectively.

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

Derivative Liabilities and Classification

Free-standing financial instruments (or embedded derivatives) indexed to the Company’s common stock are evaluated to properly classify such instruments within equity or as liabilities in our financial statements. Accordingly, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Comprehensive Income

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of changes in operations.

Recently Issued Accounting Pronouncements

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2012 and 2011;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the years ended November 30, 2012 and 2011;
F-4	Consolidated Statements of Cash Flows for the years ended November 30, 2012 and 2011;
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended November 30, 2012 and 2011;
F-8	Notes to Consolidated Financial Statements

To the Board of Directors and Stockholders

Force Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Force Energy Corp. (“the Company”) as of November 30, 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended November 30, 2012 and from November 1, 2006 (date of inception) through November 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company as of November 30, 2011, and for the period from November 1, 2006 (date of inception) through November 30, 2011, before the restatement described in Note 16, were audited by other auditors, whose report, dated February 20, 2012, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at November 30, 2012, and the results of its operations and its cash flows for the years ended November 30, 2012 and from inception (November 1, 2006) through to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 16 that were applied to restate the 2011 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at November 30, 2012. These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

February 28, 2013

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30, 2012 and November 30, 2011

	2012	2011 As Restated
		(Note 16)
ASSETS
Current
Cash	$35,442	$16,393
Prepaid expenses	—	1,119

Total Current Assets	35,442	17,512

Oil and gas properties, full cost method of accounting
Unproved properties	—	135,427

Mineral property option	340,099	139,600

Total Assets	$375,541	$292,539

LIABILITIES
Current
Accounts payable and accrued liabilities	$43,713	$48,871
Advances payable	20,000	50,000
Due to related parties	4,625	625
Convertible notes payable, net of discount	315,518	81,089
Derivative liabilities	58,200	129,000

Total Current Liabilities	442,056	309,585

Asset retirement obligation	16,845	13,524

Total Liabilities	458,901	323,109

Commitments

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 750,000,000 shares authorized 105,416,987 shares issued (November 30, 2011, - 54,937,267 shares issued)	105,417	54,937
Additional paid in capital	3,812,334	2,826,176
Deferred stock compensation	(95,400)	(79,600)
Accumulated other comprehensive income	6,027	7,391
Deficit accumulated during the development stage	(3,911,738)	(2,839,474)

Total Stockholders’ Deficit	(83,360)	(30,570)

Total Liabilities and Stockholders’ Deficit	$375,541	$292,539

See accompanying notes to the Consolidated Financial Statements.

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the years ended November 31, 2012 and November 30, 2011 and for the period from November 1, 2006 (Date of Inception)

to November 30, 2012

			November 1,
			2006 (Date of
	Years Ended		Inception) to
	November 30,		November 30,
	2012	2011 As Restated	2012
		(Note 16)	(cumulative)
Expenses
Accounting and audit fees	$22,825	$20,175	$309,946
Accretion of ARO	2,238	1,965	7,157
Bank charges	1,176	1,639	5,443
Consulting fees	213,439	—	621,939
Depreciation	—	—	4,651
Investor relations	—	10,000	61,443
Legal fees	28,514	20,667	221,319
Management fees – Note 7	234,825	293,225	1,382,600
Mineral property exploration costs	8,639	55,611	64,250
Office expenses	4,771	6,481	44,193
Oil and gas exploration costs	—	—	15,000
Rent	3,113	2,673	46,814
Tax penalties and interest	421	42,489	42,910
Transfer and filing fees	2,657	7,874	81,402
Travel	2,135	—	12,476
Write-off of oil and gas costs	135,427	—	553,466

Loss before other items	(660,180)	(462,799)	(3,475,009)

Other items:
Debt forgiveness	—	—	15,286
Loss on settlement of advance payable	(30,000)	—	(30,000)
Change in fair value of derivative liability	(40,600)	2,000
Interest expense	(341,484)	(42,089)	(422,173)
Interest income	—	21	158

Net loss for the period	(1,072,264)	(502,867)	(3,911,738)

Foreign exchange gain (loss)	(1,364)	928	6,027

Comprehensive loss for the period	$(1,073,628)	$(501,939)	$(3,905,711)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	70,979,728	52,972,335

See accompanying notes to the Consolidated Financial Statements.

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended November 31, 2012 and November 30, 2011 and for the period from November 1, 2006 (Date of Inception)

to November 30, 2012, 2012

			Period from
			November 1,
			2006 (Date of
	Years Ended		Inception) to
	November 30		November 30
	2012	2011 As Restated	2012
		(Note 16)	(cumulative)
Operating Activities:
Net loss for the period	$(1,073,628)	$(501,939)	$(3,905,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	32,723	5,750	38,473
Interest expense - beneficial conversion feature of convertible note and advance payable	127,000	—	127,000
Accretion and elimination of discount on convertible notes	211,761	36,339	248,100
Revaluation of derivative liability to fair value	40,600	(2,000)	38,600
Consulting fees paid in stock	178,338	—	583,338
Share based compensation	134,200	215,600	729,600
Debt forgiveness	—	—	(15,286)
Accretion of ARO	2,238	1,965	7,154
Depreciation	—	—	4,651
Write-off of oil and gas costs	135,427	—	553,466
Changes in non-cash working capital items related to operations:
Prepaid expenses	1,119	(881)	—
Advance payable	—	50,000	50,000
Accounts payable and accrued liabilities	(5,158)	10,543	19,671

Net cash used in operating activities	(215,380)	(184,623)	(1,520,944)

Investing Activities:
Acquisition of property and equipment	—	—	(4,651)
Acquisition of mineral property option	(50,499)	—	(110,099)
Acquisition and development costs of oil and gas properties	—	—	(387,517)

Net cash used in investing activities	(50,499)	—	(502,267)

Financing Activities:
Capital stock issued	—	50,000	1,419,000
Convertible note payable	337,500	170,000	507,500
Due to related parties	4,000	(18,125)	165,442
Settlement of Convertible note payable	(57,655)	—	(57,655)
Cash acquired on reverse acquisition	—	—	37,058

Net cash provided by financing activities	283,845	201,875	2,071,345

Effect of foreign currency translation	1,083	(723)	(12,692)

Increase (in cash) during the period	19,049	16,529	35,442

Cash, (Bank indebtedness) beginning of the period	16,393	(136)	—

Cash, end of the period	$35,442	$16,393	$35,442

Supplemental Disclosure with Respect to Cash Flows – Note 13

See accompanying notes to the Consolidated Financial Statements.

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period from November 1, 2006 (Date of Inception) to November 30, 2012

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

(cont’d)

See accompanying notes to the Consolidated Financial Statements.

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period from November 1, 2006 (Date of Inception) to November 30, 2012

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total

Balance November 30, 2009	47,344,000	$47,344	$1,717,952	$—	$(1,278,292)	$487,004

Capital stock issued for cash – at 0.20	500,000	500	99,500	—	—	100,000
Capital stock issued pursuant to management services contract – at 0.22	2,500,000	2,500	547,500	(264,000)	—	286,000
Capital stock issued for debt settlement – at 0.25	643,267	643	160,174	—	—	160,817
Capital stock issued for cash – at 0.20	250,000	250	49,750	—	—	50,000
Amortization of deferred compensation	—	—	—	93,800	—	93,800
Net loss and comprehensive loss for the year	—	—	—	—	(1,051,852)	(1,051,852)

Balance November 30, 2010	51,237,267	51,237	2,574,876	(170,200)	(2,330,144)	125,769

Capital stock issued for cash – at 0.25	200,000	200	49,800	—	—	50,000
Capital stock issued pursuant to mineral property option agreement – at 0.08	1,000,000	1,000	79,000	—	—	80,000
Capital stock issued pursuant to management services contract – at 0.05	2,500,000	2,500	122,500	(125,000)	—	—
Amortization of deferred compensation	—	—	—	215,600	—	215,600
Net loss and comprehensive loss for the year	—	—	—	—	(501,939)	(501,939)

Balance November 30, 2011	54,937,267	$54,937	$2,826,176	$(79,600)	$(2,832,083)	$(30,570)
(As Restated)

See accompanying notes to the Consolidated Financial Statements.

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period from November 1, 2006 (Date of Inception) to November 30, 2012

					Deficit
					Accumulated
			Additional	Deferred	During the
	Common Shares		Paid-in	Stock	Development
	Number	Par Value	Capital	Compensation	Stage	Total

Balance November 30, 2011	54,937,267	$54,937	$2,826,176	$(79,600)	$(2,832,083)	$(30,570)
(As Restated)
Intrinsic value of the beneficial conversion feature of the convertible notes payable (Note 8)	—	—	97,000	—	—	97,000
Capital stock issued upon settlement of convertible note payable	2,486,549	2,487	62,813	—	—	65,300
Capital stock issued upon settlement of convertible note payable	6,956,813	6,957	68,643	—	—	75,600
Capital stock issued upon settlement of convertible note payable	14,344,432	14,344	246,056	—	—	260,400
Capital stock issued upon conversion of advance payable to common stock at $0.02	3,000,000	3,000	57,000	—	—	60,000
Capital stock issued pursuant to consultancy agreement at $0.02	2,691,926	2,692	51,146	—	—	53,838
Capital stock issued pursuant to consultancy agreement at $0.0208	6,000,000	6,000	118,500	—	—	124,500
Capital stock issued pursuant to management services contract at $0.02	7,500,000	7,500	142,500	(150,000)	—	—
Capital stock issued for mineral property option agreement at $0.02	7,500,000	7,500	142,500	—	—	150,000
Amortization of deferred compensation	—	—	—	134,200	—	134,200
Net loss and comprehensive loss for the period	—	—	—	—	(1,073,628)	(1,073,628)

Balance November 30, 2012	105,416,987	$105,417	$3,812,334	$(95,400)	$(3,905,711)	$(83,360)

See accompanying notes to the Consolidated Financial Statements.

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

Note 1 Nature of Operations and Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 1, 2006. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.

Effective December 28, 2006, the Board of Directors authorized a 3 for 1 forward stock split of the common shares. The authorized number of common shares increased from 90,000,000 to 270,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2012, the Company has a working capital deficit of $406,614. The Company has yet to achieve profitable operations, has accumulated losses of $3,905,711 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 2 Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

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

The Company is subject to several categories of risk associated with its development stage activities. Mineral exploration and natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Many factors have a direct bearing on the Company’s prospects and there are inherent uncertainties in these activities. Mineral exploration is dependent upon finding an ore body that is economic to develop. Uncertainties that exist with natural gas exploration include estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

Foreign Currency Translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Canadian dollar. The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At November 30, 2012 and 2011, the cumulative translation adjustment of $6,027 and $7,397, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the years ended November 30, 2012 and 2011, the foreign currency translation adjustment to accumulated other comprehensive income was $1,364 and $928, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 2012 and 2011, the Company had no cash equivalents.

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

Derivative Liabilities and Classification

Free-standing financial instruments (or embedded derivatives) indexed to the Company’s common stock are evaluated to properly classify such instruments within equity or as liabilities in our financial statements. Accordingly, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Note 2 Summary of Significant Accounting Policies – (cont’d)

Income Taxes – (cont’d)

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

Comprehensive Income

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of changes in operations.

Newly Issued Accounting Pronouncements

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use

Newly Issued Accounting Pronouncements– (cont’d)

subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Note 3 Financial Instruments – (cont’d)

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	NOVEMBER 30, 2012		NOVEMBER 30, 2011
	INPUT	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	58,200	58,200	129,000	129,000
Total Financial Liabilities		$58,200	$58,200	$129,000	$129,000

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

The carrying value of cash balances, accounts payable and accrued liabilities and due to related party approximates the fair value due to their short-term maturities.

Note 4 Oil and Gas Properties

	November 30, 2012
	Canada	Total
Unproved properties
- acquisition costs	$119,640	$488,640
- development costs	7,365	36,404
- asset retirement obligation	8,422	8,422
	135,427	533,466
Written off	(135,427)	(533,466)
	$—	$—

	November 30, 2011
	Canada	Total
Unproved properties
- acquisition costs	$119,640	$488,640
- development costs	7,365	36,404
- asset retirement obligation	8,422	8,422
	135,427	533,466
Written off	—	(398,039)

	$135,427	$135,427

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

On October 15, 2007, prior to the evaluation of the 3D seismic data, NEL sold to the original grantor (the Grantor) its 100% interest in the 3D seismic data and received as consideration a non-interest bearing promissory note for $111,144 (CDN$110,000) to be repaid by November 30, 2007.

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

Note 4 Oil and Gas Properties – (cont’d)

The addendum was subsequently amended by the parties on February 1, 2010 to replace the reference to the Company in the agreement with Nuance Exploration Ltd., the Company’s wholly owned subsidiary.

During the year ended November 30, 2012, due to financial restrictions in the current capital markets management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property (See Note 5). Accordingly, as no current plans to further develop the Hayter property exist the company recorded an impairment provision of $135,427.

As at November 30, 2012, the 50% working interest of the Hayter Well was recorded at $nil (November 30, 2011:- $135,427). The company also recorded $16,845 (November 30, 2011 - $13,524) as an asset retirement obligation (Note 10).

Note 5 Mineral Property (Restatement – Note 16)

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the Optionor by the following dates:

i) $59,600 (Cdn$62,000) on signing the agreement (paid)

ii) $102,900 (Cdn$100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued with a fair value of $80,000)

iii) $50,500 cash (Cdn$50,000) and issue 7,500,000 common stock on or before June, 15, 2012. ($50,500 paid (Cdn$50,000) and 7,500,000 shares issued with a fair value of $150,000)

iv) $403,560 (Cdn$400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

During the year ended November 30 2012, the Company incurred $8,639 (2011 - $55,611) of exploration expenditures on the property.

Note 6 Advances Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms. On June 13, 2012, this advance was settled by the issuance of 3,000,000 shares of common stock with a fair value of $60,000. The excess of fair value over the face value of the note was recorded as an interest expense with a corresponding credit to additional paid in capital.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due from (to) related parties comprise:

	2012	2011
Amounts due to Director
Management fees	$4,625	$625

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expires July 22, 2011. Pursuant to the contract, the Director will receive $5,000 per month remuneration. On December 31, 2010 the Director resigned and the employment contract was terminated.

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares having a fair value of $0.25 each were issued to settle in full management fees of $154,600 rent expense of $1,000 and other expenses owing of $5,216, an aggregate amount of $160,817.

On July 23, 2010, the Company entered into an employment contract with the Company President which expires July 22, 2011. Pursuant to the contract, the President received 2,500,000 common shares having a fair value of $550,000. Should the contract be terminated prior to completion the President will return 100,000 shares to treasury for each unfulfilled month of the contract. The President will also receive $2,500 per month for months 1-3; $4,000 per month for months 4-6 and $5,000 per month for months 7-12 of the contract.

The fair value of 1,300,000 shares issued which were earned immediately and have been expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

Pursuant to this stock award the Company recorded management fees of $nil (year ended November 31, 2011 - $170,200; year ended November 30, 2010 - $93,800).

On July 18, 2011, the Company entered into a new employment contract with the Company President which expires July 18, 2013. Pursuant to the contract, the President received 2,500,000 common shares having a fair value of $125,000. The President will receive $7,500 per month for months 13-24 of the contract. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. Should the contract be renewed then the President will receive 2,500,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.025 per share.

Note 7 Related Party Transactions – (cont’d)

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $79,600 (year ended November 30, 2011 - $45,400; year ended November 30, 2010 $nil).

On July 16, 2012, the Company entered into an addemdum to the contract which expires July 15, 2014. Pursuant to the contract, the President received 7,500,000 common shares on July 2012, and will continue to receive 7,500,000 common shares upon each anniversary date of the addendum. The fair value of the shares received was $150,000. The President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

The fair value of the 7,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $54,600 (year ended November 30, 2011 - $nil; year ended November 30, 2010 $nil).

During the years ended November 30, 2012 and 2011 the Company charged or accrued the following amounts:

	2012	2011

Amounts charged by directors
Management fees	$234,825	$284,475

Amounts charged by former director and Company controlled by former director
Management fees	—	8,750

Total	$234,825	$293,225

Note 8 Convertible Notes Payable (Restatement – Note 16)

	2012	2011

Promissory Note #1	$—	$100,000
Promissory Note #2	—	37,500
Promissory Note #3	—	32,500
Promissory Note #4	—	—
Promissory Note #5	—	—
Promissory Note #6	20,000	—
Promissory Note #7	20,000	—
Promissory Note #8	20,000	—
Promissory Note #9	—	—
Promissory Note #10	30,000	—
Promissory Note #11	42,500	—
Promissory Note #12	42,500	—
Promissory Note #13	75,000	—
Promissory Note #14	50,000	—

	300,000	170,000
Debt discount	—	(94,661)
Accrued interest	15,518	5,750

	$315,518	$81,089

As at November 31, 2012 and November 30, 2011 convertible notes payable are recorded net of unamortized debt discount of $nil and $94,661 respectively.

Promissory Note #1 (Note 16 - Restatement)

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013.

During the year ended November 30, 2012 the Company accrued $6,691 (2011 - $4,450) in interest expense pursuant to the note.

The note may be converted at the option of the holder at any time into Common stock of the Company. The conversion price is defined as “50% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature was a derivative liability based upon its variable conversion terms.

On October 24, 2012, the note was amended. The amended note is unsecured, bears interest at 10% and matures on May 11, 2013. The note may be converted into Common stock at the option of the holder at any time prior to maturity. The conversion price is defined as “50% multiplied by the market price, where market price is determined as the lowest 3 closing bid prices during the ten trading day period ending the day prior to conversion. The Company determined the embedded conversion feature was a derivative liability based upon its variable conversion terms.

Note 8 Convertible Notes Payable – (cont’d)

Promissory Note #1 (Note 15 - Restatement) (cont’d)

Upon inception the Company recorded debt discount and a derivative liability of $131,000 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a loss of $44,400 (2011 gain of - $2,000) due to the change in value of the derivative liability during the year, and debt discount of $26,059 (2011 - $5,339) was accreted to the statement of operations.

During the year ended November 30, 2012, the Company issued 14,344,432 common shares upon the conversion of the principal balance of the note into common stock, and $160,400 of the derivative liability was re-classified as additional paid in capital upon conversion, and the balance of the debt discount of $68,602 was charged to the statement of operations.

As at November 30, 2012, accrued interest of $11,141 (November 30, 2011 - $4,450), debt discount of $nil (2011 - $94,661) and a derivative liability of $13,000 (2011 - $129,000) was recorded.

During the year ended November 30, 2011, the Company failed to recognize the embedded derivative which arose upon inception of the note due to the note being convertible at the option of the holder immediately. The Company has restated its accounting for this note as more fully described in Note 16.

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the year ended November 30, 2012 the Company accrued $625 (2011 - $845) in interest expense.

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holders conversion rights were triggered.

On February 15, 2012, the Company exercised its right of prepayment settlement, and the note was settled for cash consideration of $57,655. During the year ended November 30, 2012, the Company recorded $18,685 of interest pursuant to the terms of the note as a result of an early settlement penalty.

Promissory Note #3

On September 28, 2011, the Company received $32,500 cash and the Company issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the year ended November 30, 2012 the Company accrued $845 (2011 - $455) in interest expense.

Note 8 Convertible Notes Payable – (cont’d)

Promissory Note #3 – (cont’d)

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holders conversion rights were triggered.

Upon the holders option to convert becoming active the company recorded debt discount to the extent of the face value of the note of $32,500, expensed the excess amount of $700 as debt discount immediately and recorded a derivative liability of $33,200, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a gain of $1,700 (2011 - $nil) due to the change in value of the derivative liability during the year.

During the year ended November 30, 2012, the Company issued an aggregate of 2,486,549 common shares upon the conversion of the principal and interest balance of the note into common stock. At that time the balance of debt discount of $32,500 was charged to the statement of operations and the remaining balance of the derivative liability amounting to $31,500 was re-classified to additional paid in capital.

As at November 30, 2012, accrued interest of $nil (November 30, 2011 - $445), debt discount of $nil (2011 - $nil) and a derivative liability was recorded of $nil (2011 - $nil) was recorded.

Promissory Note #4

On January 4, 2012, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012. During the year ended November 30, 2012 the Company accrued $1,500 (2011 – $nil) in interest expense.

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “55% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holders conversion rights were triggered.

Upon the holders option to convert becoming active the Company recorded a debt discount and a derivative liability of $35,700 being the fair value of the conversion feature which was determined using the black-scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #4

During the year ended November 30, 2012 the Company recorded a loss of $900 (2011 - $nil) due to the change in value of the derivative liability during the year.

During the year ended November 30, 2012, the Company issued an aggregate of 6,956,813 common shares upon the conversion of the principal and interest balance of the note into common stock. At that time the balance of debt discount of $35,700 was charged to the statement of operations and the remaining balance of the derivative liability amounting to $36,600 was re-classified to additional paid in capital.

As at November 30, 2012, accrued interest of $nil (November 30, 2011 - $nil), debt discount of $nil (2011 - $nil) and a derivative liability was recorded of $nil (2011 - $nil) was recorded.

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

On October 24, 2012, this note was amalgamated with Note 9 and a new amended Convertible promissory note for $50,000 was created. (See Promissory Note #14).

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

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #8 (cont’d)

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

On October 24, 2012, this note was amalgamated with Note 5 and a new amended Convertible promissory note for $50,000 was created. (See Promissory Note #14)

Promissory Note #10

On March 20, 2012, the Company received $30,000 cash and the Company issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the Company.

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the year ended November 30, 2012 the Company accrued $1,593 (2011- $nil) in interest expense.

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “55% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holders conversion rights were triggered.

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the year ended November 30, 2012 the Company accrued $978 (2011 - $nil) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #12 (cont’d)

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “48% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holders conversion rights were triggered.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the year ended November 30, 2012 the Company accrued $1,299 (2011 - $nil) in interest expense.

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “50% multiplied by market price where market price is determined as the average of the lowest three bid prices during the ten trading days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holders conversion rights were triggered.

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the year ended November 30, 2012 the Company accrued $507 (2011 – $nil) in interest expense.

The note may be converted at the option of the holder at any time into Common stock of the Company. The conversion price is defined as “50% multiplied by the market price, where market price is determined as the lowest 3 closing bid prices during the ten trading day period ending the day prior to conversion. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms.

Upon inception the Company recorded a debt discount and a derivative liability of $48,200 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount has been charged immediately to the statement of operations as the note is due upon demand. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a gain of $3,000 (2011 - $nil) due to the change in value of the derivative liability during the year.

As at November 30, 2012, accrued interest of $507 (November 30, 2011 - $nil), debt discount of $nil (2011 - $nil) and a derivative liability was recorded of $45,200 (2011 - $nil) was recorded,

Subsequent to the year end the holder was issued 3,333,333 common shares upon the conversion of $12,000 of the principal balance of the note into common stock.

Note 8 Convertible Notes Payable - (cont’d)

The Company determined that Promissory notes 5, 6, 7 ,8 9, and 10 should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes 5, 6, 7 and 8 and $0.02 for notes 9 and 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (ie. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2012 interest expense relating to the beneficial conversion feature of convertible notes of $97,000 (2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the year ended November 30, 2012, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $120,000. (2011 - $100,000). During the year ended November 30, 2012, $172,800 (2011 - $nil) of convertible notes payable plus accrued interest were converted into common stock of the Company. The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $228,500 (2011 - $nil) was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the year ended November 30, 2012, the Company recognized a loss of $40,600 (2011 – gain of $2,000) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	2012	2011

Balance, beginning of year	$129,000	$—
Initial recognition of derivative liability	117,100	131,000
Conversion of derivative financial instruments to Common stock	(228,500)	—
Mark to market adjustment to fair value	40,600	(2,000)

Balance, end of year	$58,200	$129,000
F-25

Note 9 Derivative Liabilities - (cont’d)

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire. The following assumptions were used to determine the fair value of the derivative liabilities as at November 30, 2012 and 2011.

	2012	2011
Risk free rate	0.13%	.25%
Dividend yield	Nil	Nil
Weighted Average Expected term	0.44 Years	1.5	Years
Weighted Average volatility	98%	97%

Note 10 Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total asset retirement obligations at November 30, 2012 to be $16,845 based on a total undiscounted liability of $17,637 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	2012	2011
Balance, beginning of year	$13,524	$12,282
Liabilities incurred	—	—
Accretion expense	2,238	1,965
Effect of foreign exchange	1,083	(723)

	$16,845	$13,524

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – none issued

750,000,000 Common shares par value $0.001 – 105,416,987 issued

(November 30, 2011 - 54,937,267 shares issued)

On September 26, 2012, The Company increased its authorized capital stock to 750,000,000 common shares from 270,000,000 common shares.

Note 11 Capital Stock - (cont’d)

Issued – (cont’d)

During the period from Inception (November 1, 2006) to November 30, 2006, the Company issued 23,000,000 common shares at $0.005 per share for total proceeds of $115,000 pursuant to a private placement. The company incurred cash commissions of $8,000 in relation to this transaction.

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

Note 11 Capital Stock – (cont’d)

Issued – (cont’d)

On June 7, 2011 and July 18, 2011, the Company issued 1,000,000 and 1,500,000 shares of common stock to the President pursuant to the new management contract. (Note 7). The shares issued had a fair value of $125,000.

Between April 9, 2012 and April 23, 2012, the Company issued 2,486,549 common shares with an aggregate fair value of $65,300 pursuant to the conversion of a note payable falling due on July 3, 2012 to common stock.

On May 5, 2012, the Company issued 2,691,926 common shares with a fair value of $53,838 pursuant to a consultancy agreement with Primary Capital LLC. (Note 14)

On June 12, 2012, the Company issued 7,500,000 common shares with a fair value of $150,000 pursuant to the Zoro mineral property option agreement.

On June 13, 2012, the Company issued 3,000,000 common shares with a fair value of $60,000 in settlement of a $30,000 advance payable.

Between July 9, 2012 and August 14, 2012, the Company issued an aggregate of 6,956,813 common shares with an aggregate fair value of 75,600, upon the conversion of the convertible note payable falling due on October 6, 2012.

On July 17, 2012, the Company issued 7,500,000 common shares with a fair value of $150,000 pursuant to an employment agreement with the President of the Company.

On September 5, 2012, the Company issued 3,000,000 common shares with a fair value of $51,000 pursuant to a consultancy agreement.

Between September 20,2012 and November 23, 2012 the Company issued an aggregate of 14,344,432 common shares with an aggregate fair value of $260,401, upon the conversion of the convertible note payable falling due on May 10, 2013.

On September 26, 2012, the Company issued 3,000,000 common shares with a fair value of $73,500 pursuant to a consultancy agreement.

Note 12 Income Taxes

The income tax provision is summarized as follows:

	2012	2011
Income tax benefit at statutory rate	$(365,000)	$(173,000)
Tax penalties and interest	—	15,000
Other permanent differences	66,000	—
Increase in valuation allowance	299,000	158,000

	$—	$—

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

Note 12 Income Taxes – (cont’d)

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,309,000	$1,012,000
Capital assets	1,000	1,000
Mineral property	115,000	—
Oil and gas properties	2,000	2,000
ARO liability	2,000	2,000
Valuation allowance for deferred tax assets	(1,429,000)	(1,017,000)

	$—	$—

As of November 30, 2012, we had approximately $1,429,000 in net operating loss carryforwards for federal income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2008 through 2011 U.S. federal income tax returns.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007 and through November 30, 2012, we had $nil of unrecognized tax benefits. We will continue to classify income tax penalties and interest as part of interest and other expenses in our statements of operations. We have incurred penalties of $nil and $15,000 as of November 30, 2012 and 2011, respectively.

Note 13. Supplemental Disclosure with Respect to Cash Flows

During the year ended November 30, 2012, the following non-cash investing and financing activities occurred:

i) 2,691,926 common shares were issued with a fair value of $53,838 pursuant to a consulting agreement (Note 11).

ii) 6,000,000 common shares were issued with a fair value of $124,500 pursuant to a consulting agreement.

iii) An aggregate of 2,486,549 common shares were issued with a fair value of $65,300 upon the extinguishment of a convertible note payable.

iv) An aggregate of 6,956,813 common shares were issued with a fair value of $75,600 upon the extinguishment of a convertible note payable.

v) An aggregate of 14,344,432 common shares were issued with a fair value of $260,401 upon the extinguishment of a convertible note payable.

vi) 7,500,000 common shares were issued with a fair value of $150,000 pursuant to Zoro mineral property agreement. (Note 5)

vii) An aggregate of 3,000,000 common shares were issued with a fair value of $60,000 to settle an advance payable in the amount of $30,000.

viii) 7,500,000 common shares were issued with a fair value of $150,000 pursuant to an employment contract.

During the year ended November 31, 2011, the following non-cash investing and financing activities occurred;

i) 2,500,000 common shares were issued with a fair value of $125,000 pursuant to an employment contract.

ii) 1,000,000 common shares were issued with a fair value of $80,000 pursuant to a mineral property option agreement.

Note 13. Supplemental Disclosure with Respect to Cash Flows– (cont’d)

During the year ended November 30, 2010, the following non-cash investing and financing activities occurred:

i) 2,500,000 common shares were issued with a fair value of $550,000 pursuant to an employment contract.

ii) 643,267 common shares were issued pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817.

During the year ended November 30, 2009, the following non-cash investing and financing activities occurred: 450,000 common shares were issued with a fair value of $0.32 per share for a total of $144,000 pursuant to an agreement to acquire an additional 25% working interest in the Diamond Springs Prospect.

During the year ended November 30, 2008, the following non-cash investing and financing activities occurred: Upon the resignation of the past president, $5,018 which had been recorded as due to related party was reclassified to accounts payable and accruals. This reallocation has been excluded from the statements of cash flows.

During the year ended November 30, 2007, the Company sold its cost interest in the 3D seismic data for a promissory note. On November 30, 2007, the Company settled the promissory note for a 20% of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well (Note 6). This transaction has been excluded from the statements of cash flows.

Note 14 Commitment

On May 5, 2012, the Company entered into a consultancy agreement with Primary Capital LLC. (“Primary”) whereby Primary would provide financial advisory and investment banking services to the Company for a period of two years commencing May 7, 2012. Pursuant to the agreement the Company paid Primary a non-refundable signing fee of $10,000 and issued Primary common stock equivalent to 4.9% (the “Applicable Percentage”) of the Common shares on a fully diluted basis after giving effect to the conversion of all outstanding derivative securities at the time of inception of the agreement,

Accordingly on May 5, 2012, 2,691,926 common shares were issued with a fair value of $53,838.

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

Note 14 Commitment – (cont’d)

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

Also if the Company completes any financing during the engagement period and also within 2 years of the termination of the agreement with any party introduced to the Company by Primary, Primary will be entitled to:

i) a cash fee of 8% of the gross proceeds of the financing,

ii) a 5 year warrant to purchase that number of shares equal to 8% of the number of shares issued in the financing on the same terms as the financing. Any such warrant issued will be in a form provided by Primary and may include terminology allowing for full ratchet anti-dilution provisions, standard and cashless exercise provisions and the same registration rights as received by the original investors.

The agreement can be terminated by either party by providing written notice at any time after the first anniversary of the agreement if either party is in breach of the agreement and fails to cure such breach within 15 days after it receives notice of such breach.

As at November 30, 2012, the Company has accrued $25,100 being the fair value of stock issuable at November 30, 2012 pursuant to the contract.

Note 15 Subsequent Events

Subsequent to the year end the Company issued 3,333,333 common shares with a fair value of $17,500 pursuant to the partial conversion of a note payable falling due on July 3, 2012 to common stock.

Note 16 Restatement

i) Mineral Property Option Costs

The Company on review of its accounting policy for the capitalization of mineral option costs, and has determined that the mineral option costs incurred in the year ended November 30, 2010, amounting to $59,600 were expensed, when they should have been capitalized and accordingly the results for the year ended November 30, 2010, have been restated. The effect of the restatement is to increase the value of the Mineral Property Option by $59,600 at November 30, 2010 and 2011 and to reduce the loss for the year ended November 30, 2010 by $59,600, resulting in the accumulated deficit being reduced by $59,600 at November 30, 2010 and November 30, 2011.

ii) Convertible Notes Payable

The Company has determined that certain transactions relating to the convertible notes payable were not correctly accounted for in the year ended November 30,2011 and accordingly the results of the year ended November 30, 2011 have been restated.

Note 16 Restatement (cont’d)

ii) Convertible Notes Payable

The Company did not recognise any embedded derivative liabilities arising upon the inception or during the term of certain convertible notes payable. As a result of this, at November 30, 2011 the value of the convertible notes on the balance sheet was overstated by $136,781 and derivative liabilities were understated by $129,000. In the statement of loss, accretion of convertible debt and interest discount expense was overstated by $5,781 and the gain on change in fair value of derivative liability was understated by $2,000.

The effect of the restatement is to reduce the carrying value of the convertible notes payable from $217,870 to $210,089 and to increase derivative liability from $nil to $129,000. Also the loss for the year is reduced from $509,720 to $501,939, with a corresponding reduction to deficit at November 30, 2011.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2012 that were not previously reported in our filings with the Securities and Exchange Commission.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Tim DeHerrera	54	President, CEO, CFO and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended November 30, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended November 30, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tim DeHerrera	0	0	0

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended November 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tim DeHerrara President, CEO, CFO and Director	2012 2011	111,275 75,750	0 0	75,000 50,000	0 0	0 0	0 0	0 0	186,275 125,750
Michael Mathot Former Secretary, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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
    Review and assisting in preparation of corporate filing
  DeHerrera will earn an annual salary of $99,500 payable as follows:
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

On July 16, 2012, we entered into an addemdum to the contract which expires on July 15, 2014. Pursuant to the contract DeHerrera received 7,500,000 common shares and will continue to receive 7,500,000 common shares upon the anniversary of the addendum. DeHerrera will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If we do not have sufficient cash resources to settle the cash element of the contract, then at the request of DeHerrera any accrued unpaid fees may be converted into common stock at $0.01 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 1400 16th Street, Suite 400, Denver, CO 80202.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after November 30, 2012 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned(1)	Post-Offering Maximum Amount(2)
Officers and Directors
Tim DeHerrera	12,179,154	11.55%
Officers and Directors collectively	12,179,154	11.55%

5 Percent Shareholders
None

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.
(2)	A total of 105,416,987 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. The forgoing percentages are based on the Company’s stock transfer report as of November 30, 2012.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$7,500	$0	$0	$0
2012	$11,653.98	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Settlement Agreement, dated August 4, 2010(2)
10.2	Option Agreement, dated July 6, 2010(3)
10.3	Employment Agreement with Tim DeHerrera dated August 10, 2010(4)
10.5	Employment Agreement with Tim DeHerrera dated July 18, 2011(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Technical Report, dated September 4, 2009(3)
99.2	Bubble and Gridded Data Plots(5)
99.3	Table 1 – Analytical Results(5)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on June 5, 2006.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on September 9, 2010.
[3]	Incorporated by reference to the Current Report on Form 8-K filed on August 31, 2010.
[4]	Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2010.
[5]	Incorporated by reference to the Current Report on Form 10-K filed on February 23, 2012.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Energy Corp.

By:	/s/ Tim DeHerrera
Tim DeHerrera President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tim DeHerrera
Tim DeHerrera President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 27, 2013

