Form 10-Q
period 2013-02-28
FORCE ENERGY CORP.
filed 2013-04-11
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,301,602 common shares as of February 28, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2013 (unaudited) and November 30, 2011;
F-2	Consolidated Statements of Operations for the three months ended February 28, 2013 and February 29, 2012 and period from November 1, 2006 (Inception) to February 28, 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012 and period from November 1, 2006 (Inception) to February 28, 2013 (unaudited);
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	February 28,	November 30
	2013	2012
ASSETS	(unaudited)
Current
Cash	$—	$35,442

Total Current Assets	—	35,442

Mineral property option	340,099	340,099

Total Assets	$340,099	$375,541

LIABILITIES
Current
Bank overdraft	$204	$—
Accounts payable and accrued liabilities	128,230	43,713
Advances payable	20,000	20,000
Due to related parties	12,125	4,625
Convertible notes payable, net of discount	217,422	315,518
Derivative liabilities	183,700	58,200

Total Current Liabilities	561,681	442,056

Asset retirement obligation	16,889	16,845

Total Liabilities	578,570	458,901

Commitments

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 750,000,000 shares authorized 128,301,602 shares issued (November 30, 2012, - 105,416,987 shares issued)	128,302	105,417
Additional paid in capital	3,889,851	3,812,334
Deferred stock compensation	(57,900)	(95,400)
Accumulated other comprehensive income	6,598	6,027
Deficit accumulated during the development stage	(4,205,322)	(3,911,738)

Total Stockholders’ Deficit	(238,471)	(83,360)

Total Liabilities and Stockholders’ Deficit	$340,099	$375,541

See accompanying notes to the Consolidated Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			November 1,
			2006 (Date of
	Three Months Ended		Inception) to
	February 28		February 28,
	2013	2012	2013
		Restated	(cumulative)
		(Note 15)
Expenses
Accounting and audit fees	$19,654	$10,500	$329,600
Accretion of ARO	615	524	7,772
Bank charges	23	832	5,466
Consulting fees	67,300	—	689,239
Depreciation	—	—	4,651
Investor relations	—	—	61,443
Legal fees	9,219	6,806	230,538
Management fees – Note 7	67,500	53,700	1,450,100
Mineral property exploration costs	—	—	64,250
Office expenses	178	2,336	44,371
Oil and gas exploration costs	—	—	15,000
Rent	784	771	47,598
Tax penalties and interest	—	—	42,910
Transfer and filing fees	507	490	81,909
Travel	—	—	12,476
Impairment of oil and gas costs	—	—	553,466

Loss before other items	(165,780)	(75,959)	(3,640,789)

Other items:
Debt forgiveness	—	—	15,286
Loss on settlement of advance payable	—	—	(30,000)
Change in fair value of derivative liability	(93,700)	(19,200)	(132,300)
Interest expense	(34,104)	(100,137)	(417,677)
Interest income	—	—	158

Net loss for the period	(293,584)	(195,296)	(4,205,322)

Foreign exchange gain (loss)	571	(1,002)	6,598

Comprehensive loss for the period	$(293,013)	$(196,298)	$(4,198,724)

Basic loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	113,105,733	52,937,627

See accompanying notes to the Consolidated Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			November 1,
			2006 (Date of
	Three Months Ended		Inception) to
	February 28		February 28
	2013	2012	2013
		Restated
		(Note 15)	(cumulative)
Operating Activities:
Net loss for the period	$(293,584)	$(195,296)	$(4,205,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	4,593	3,088	43,066
Interest expense - beneficial conversion feature of convertible note and advance payable	—	72,000	127,000
Accretion and elimination of discount on convertible notes	29,511	5,739	277,611
Loss from change in fair value of derivative liability	93,700	19,200	132,300
Consulting fees paid in stock	—	—	583,338
Share based compensation	37,500	31,200	767,100
Debt forgiveness	—	—	(15,286)
Accretion of ARO	615	524	7,772
Depreciation	—	—	4,651
Impairment of oil and gas costs	—	—	553,466
Changes in operating assets and liabilities
Prepaid expenses	—	1,119	—
Advance payable	—	—	50,000
Accounts payable and accrued liabilities	84,519	(6,414)	110,214

Net cash used in operating activities	(43,146)	(68,840)	(1,564,090)

Investing Activities:
Acquisition of property and equipment	—	—	(4,651)
Acquisition of mineral property option	—	—	(110,099)
Acquisition and development costs of oil and gas properties	—	—	(387,517)

Net cash used in investing activities	—	—	(502,267)

Financing Activities:
Capital stock issued	—	—	1,419,000
Proceeds from convertible note payable	—	127,500	507,500
Due to related parties	7,500	(8,125)	172,942
Repayment of convertible note payable	—	(38,345)	(57,655)
Proceeds from reverse acquisition	—	—	37,058

Net cash provided by financing activities	7,500	81,030	2,078,845

Effect of foreign currency translation	—	—	(12,692)

Increase (decrease) in cash during the period	(35,646)	12,190	(204)

Cash, beginning of the period	35,442	16,393	—

Cash, end of the period	$(204)	$28,583	$(204)

Supplemental Disclosure with Respect to Cash Flows – Note 12

See accompanying notes to the Consolidated Financial Statements

FORCE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

Note 1 Interim Reporting

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2012. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2012, has been omitted. The results of operations for the three-month period ended February 28, 2013 are not necessarily indicative of results for the entire year ending November 30, 2013.

Note 2 Nature of Operations and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2013, the Company has a working capital deficit of $561,681. The Company has yet to achieve profitable operations, has accumulated losses of $4,205,322 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3 Recent Issued Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820 (ASU 2-11-04).” ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income (ASU 2011-05)”. ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).” ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02)”. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	FEBRUARY 28, 2013		NOVEMBER 30, 2012
	INPUT	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	187,300	187,300	58,200	58,200
Total Financial Liabilities		$187,300	$187,300	$58,200	$58,200

Note 4 Financial Instruments – (cont’d)

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

Note 5 Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the Option or by the following dates:

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

During the three month period ended February 28, 2013 the Company incurred $nil (three month ended February 29, 2012, - $8,639) of exploration expenditures on the property.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due from (to) related parties comprise:

	February 28	November 30
	2013	2012
Amounts due to Director
Management fees	$12,125	$4,625

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7 Related Party Transactions – (cont’d)

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

The fair value of the 2,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award during the three month period ended February 28, 2013 the Company recorded management fees of $nil (three month period ended February 29, 2012 - $31,200).

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

Note 7 Related Party Transactions – (cont’d)

The fair value of the 7,500,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the three month period ended February 28, 2013, the Company recorded management fees of $37,500 (three month period ended February 28, 2012 - $nil) pursuant to this stock award

During the three month periods ended February 28, 2013 and February 29, 2012 the Company charged or accrued the following amounts:

	Three Months Ended
	February 28
	2013	2012
Amounts charged by directors
Management fees	$67,500	$53,700

Note 8 Convertible Notes Payable

	February 28	November 30
	2013	2012

Promissory Note #1	$—	$—
Promissory Note #2	—	—
Promissory Note #3	—	—
Promissory Note #4	—	—
Promissory Note #5	—	—
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #9	—	—
Promissory Note #10	30,000	30,000
Promissory Note #11	30,500	42,500
Promissory Note #12	42,500	42,500
Promissory Note #13	75,000	75,000
Promissory Note #14	12,000	50,000

	250,000	300,000
Debt discount	(52,689)	—
Accrued interest	20,111	15,518

	$217,422	$315,518

As at February 28, 2013 and November 30, 2012 convertible notes payable are recorded net of unamortized debt discount of $52,689 and $nil respectively.

Note 8 Convertible Notes Payable - (cont’d )

Promissory Note #1 (Note 15 - Restatement)

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 10, 2013.

During the three month period ended February 28, 2013 the Company accrued $nil (three month period ended February 29, 2012 - $1,973) in interest expense pursuant to the note.

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

During the three month period ended February 28, 2013, the Company recorded a loss of $80,300 (three month period ended February 28, 2012 – loss of $19,200) due to the change in value of the derivative liability during the period, and debt discount of $nil (three month period ended February 29, 2012 - $5,739) was accreted to the statement of operations.

During the year ended November 30, 2012, the Company issued 14,344,432 common shares upon the conversion of the principal balance of the note into common stock, and $160,400 of the derivative liability was re-classified as additional paid in capital upon conversion, and the balance of the debt discount of $68,602 was charged to the statement of operations.

As of February 28, 2013, accrued interest of $11,141 (November 30, 2012 - $11,141), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $93,300 (November 30, 2012 - $13,000) was recorded.

During the year ended November 30, 2011, the Company failed to recognize the embedded derivative which arose upon inception of the note due to the note being convertible at the option of the holder immediately. The Company has restated its accounting for this note as more fully described in Note 15.

Note 8 Convertible Notes Payable – (cont’d)

Promissory Note #2 (Note 15 - Restatement)

On August 18, 2011, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the three month period ended February 28, 2013 the Company accrued $nil (three month period ended February 29, 2012 - $625) in interest expense.

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

Promissory Note #3 (Note 15 - Restatement)

On September 28, 2011, the Company received $32,500 cash and the Company issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the three month period ended February 28, 2013 the Company accrued $nil (three month period ended February 29, 2012 - $646) in interest expense.

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

In March 2012, upon the holders option to convert becoming active the company recorded debt discount to the extent of the face value of the note of $32,500, expensed the excess amount of $700 as debt discount immediately and recorded a derivative liability of $33,200, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a gain of $1,700 (2011 - $nil) due to the change in value of the derivative liability during the year.

Note 8 Convertible Notes Payable – (cont’d)

Promissory Note #3 – (cont’d)

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

As at February 28, 2013, accrued interest of $nil (November 30, 2012 - $nil), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

Promissory Note #4 (Note 15 - Restatement)

On January 4, 2012, the Company received $37,500 cash and the Company issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 6, 2012. During the three month period ended February 28, 2013 the Company accrued $nil (three month period ended February 29, 2012 – $469) in interest expense.

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

In July 2012, upon the holders option to convert becoming active the Company recorded a debt discount and a derivative liability of $35,700 being the fair value of the conversion feature which was determined using the black-scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

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

As at February 28, 2013, accrued interest of $nil (November 30, 2012 - $nil), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

Note 8 Convertible Notes Payable - (cont’d)

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

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #9 – (cont’d)

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

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the three month period ended February 28, 2013 the Company accrued $704 (three month period ended February 29, 2012 - $nil) in interest expense.

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

In December 2012, upon the holders option to convert becoming active, the Company recorded debt discount and a derivative liability of $38,600 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three month period ended February 28, 2013, the Company recorded a loss of $6,400 (three month period ended February 28, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $21,772 (three month period ended February 29, 2012 - $nil) was accreted to the statement of operations.

During the three month period ended February 28, 2013, the Company issued 5,000,000 common shares upon the conversion of $12,000 of the principal balance of the note into common stock, and $12,200 of the derivative liability was re-classified as additional paid in capital upon conversion, and $6,696 of the debt discount was charged to the statement of operations.

As at February 28, 2013, accrued interest of $2,297 (November 30, 2012 - $1,593), debt discount of $10,132 (November 30, 2012 - $nil) and a derivative liability of $32,800 (November 30, 2012 - $nil) was recorded.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the three month period ended February 28, 2013 the Company accrued $839 (three month period ended February 29, 2012 - $nil) in interest expense.

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

In February 2013, upon the holders option to convert becoming active, the Company recorded debt discount and a derivative liability of $43,600 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three month period ended February 28, 2013, the Company recorded a loss of $700 (three month period ended February 28, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $1,043 (three month period ended February 29, 2012 - $nil) was accreted to the statement of operations.

As at February 28, 2013, accrued interest of $1,817 (November 30, 2012 - $978), debt discount of $42,557 (November 30, 2012 - $nil) and a derivative liability of $44,300 (November 30, 2012 - $nil) was recorded.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the three month period ended February 28, 2013 the Company accrued $1,479 (three month period ended February 29, 2012 - $nil) in interest expense.

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

As at February 28, 2013, accrued interest of $2,778 (November 30, 2012 - $1,299) was recorded.

Note 8 Convertible Notes Payable - (cont’d) - (Restatement – Note 15)

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the three month period ended February 28, 2013 the Company accrued $1,571 (three month period ended February 29, 2012 - $nil) in interest expense.

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

During the three month period ended February 28, 2013 the Company recorded a loss of $6,300 (three month period ended February 29, 2013 - $nil) due to the change in value of the derivative liability during the period.

During the three month period ended February 28, 2013, the Company issued 17,884,615 common shares upon the conversion of $38,000 of the principal balance of the note into common stock, and $38,200 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at February 28, 2013, accrued interest of $2,297 (November 30, 2012 - $507), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $13,300 (November 30, 2012 - $45,200) was recorded.

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

During the three month period ended February 28, 2013 interest expense relating to the beneficial conversion feature of convertible notes of $nil ( three month ended February 29, 2012 - $72,000) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the three month period ended February 28, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $85,000. (year ended November 30, 2012 - $120,000). During the three month period ended February 28, 2013 $50,000 (year ended November 30, 2012, $172,800) of convertible notes payable plus accrued interest were converted into common stock of the Company. For the three month period ended February 28, 2013 the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $50,400 (year ended November 30, 2012 - $228,500) was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three month period ended February 28, 2013, the Company recognized a loss of $93,700 (three month period ended February 29, 2012 - loss of $19,200) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	February 28	November 30
	2013	2012

Balance, beginning of period	$58,200	$129,000
Initial recognition of derivative liability	82,200	117,100
Conversion of derivative financial instruments to Common stock	(50,400)	(228,500)
Change in fair value of derivative liability	93,700	40,600

Balance, end of period	$183,700	$58,200

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire. The following assumptions were used to determine the fair value of the derivative liabilities using the Black-Scholes valuation model as at February 28, 2013 and November 30, 2012.

	February 28	November 30
	2013	2012

Risk free rate	0.10%	0.13%
Dividend yield	Nil	Nil
Weighted Average Expected term	0.13 Years	0.44 Years
Weighted Average volatility	169%	98%

Note 10 Asset Retirement Obligation

During the period November 2007 to October 2009 the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the year ended November 30, 2012, due to financial restrictions in the current capital markets management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property the company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012 resulting in the book value of the Hayter prospect being $nil at November 30, 2012.

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total asset retirement obligations at February 28, 2013 to be $16,889 based on a total undiscounted liability of $17,057 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	February 28	November 30
	2013	2012

Balance, beginning of year	$16,845	$13,524
Liabilities incurred	—	—
Accretion expense	615	2,238
Effect of foreign exchange	(571)	1,083

	$16,889	$16,845

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – none issued

750,000,000 Common shares par value $0.001 – 128,301,602 issued

(November 30, 2012 - 105,416,987 shares issued)

On September 26, 2012, The Company increased its authorized capital stock to 750,000,000 common shares from 270,000,000 common shares.

Issued

Between December 12, 2012 and February 28, 2013, the Company issued an aggregate of 17,884,615 common shares with an aggregate fair value of $76,202, upon the conversion $38,000 of a convertible note which was due upon demand.

On January 12, 2013, the Company issued 5,000,000 common shares with an aggregate fair value of $24,200, upon the conversion $12,000 of a convertible note which falls due on March 14, 2013.

Note 12 Supplemental Disclosure with Respect to Cash Flows

During the three month period ended February 28, 2013, the following non-cash investing and financing activities occurred:

i) An aggregate of 5,000,000 common shares were issued with a fair value of $24,200 upon the partial conversion into stock of $12,000 of the principal of a convertible note payable.

iv) An aggregate of 17,884,615 common shares were issued with a fair value of $76,202 upon the partial conversion into stock of $38,000 of the principal of a convertible note payable.

During the three month period ended February 29, 2012, no non cash investing and financing activities occurred

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

Note 13 Commitment (cont’d)

The agreement can be terminated by either party by providing written notice at any time after the first anniversary of the agreement if either party is in breach of the agreement and fails to cure such breach within 15 days after it receives notice of such breach.

As at February 28, 2013, the Company has accrued $92,400 being the fair value of stock issuable at February 28, 2013 pursuant to the contract.

Note 14 Subsequent Events

Subsequent to the period end the Company issued 5,000,000 pursuant to the partial conversion of $8,000 of the principal of a note payable which was due upon demand.

Note 15 Restatement

i) Convertible Notes Payable

The Company has determined that certain transactions relating to the convertible notes payable were not correctly accounted for in the three month period ended February 29, 2012 and accordingly the results of the three month period ended February 29, 2012 have been restated.

The Company did not recognize any embedded derivative liabilities arising upon the inception or during the term of certain convertible notes payable. As a result of this, at February 29, 2012 the value of the convertible notes on the balance sheet was overstated by $150,028 and derivative liabilities were understated by $148,200. In the statement of loss, for the three month period ended February 29, 2012 accretion of convertible debt and interest discount expense was overstated by $37,861, interest on convertible notes was overstated by $59,599 and the loss on change in fair value of derivative liability was understated by $93,700.

ii) Accumulated Other Comprehensive Income

The Company also determined the accounting for foreign exchange with respect to the translation adjustments arising on the translation of its Canadian subsidiary Company had been incorrectly recorded. Such gains or losses arising had been included in the operations of the year, rather than being treated as elements of other comprehensive income, which forms a separate part of equity.

As a result of the restatement, the Company has increased the balance of other comprehensive income at November 30, 2011 by $6,388 and also increased deficit by a corresponding amount. During the three month period ended February 29, 2012, foreign exchange charged to the income statement was reduced by $1,002 and a corresponding reduction to accumulated comprehensive income was recorded.

The effect of the above restatements is to reduce the carrying value of the convertible notes payable from $329,099 to $179,071 and to increase derivative liability from $nil to $148,200 at February 29, 2012. Also the previously reported loss for the three month period ended February 28, 2012 was reduced by $13,050 to $195,296 with a corresponding reduction to deficit at February 28, 2012.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2012 or the three months ended February 28, 2013. We do not anticipate immediate attention to this project, as our time and effort currently is focused on our Zoro 1 Mineral Claim.

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

During the year ended November 30 2012, we incurred $8,639 oon exploration expenditures on the property. During the three months ended February 28, 2013, we incurred $0 on exploration expenditures on the property.

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

Results of operations for the three months ended February 28, 2013 and February 29, 2012, and for the period from Inception (November 1, 2006) to February 28, 2013

Our operating results for the three months ended February 28, 2013 and February 29, 2012 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28, 2013	February 29, 2012
Revenue	$0	$0
Operating Expenses	$165,780	$75,959
Other Expenses	$127,806	$119,337
Net Loss	$293,584	$195,296

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

Expenses

Our expenses for the three months ended February 28, 2013 and February 29, 2012 are outlined in the table below:

	Three Months Ended	Three Months Ended
	February 28, 2013	February 29, 2012
Accounting and audit fees	$19,654	$10,500
Accretion of ARO	$615	$524
Bank charges and interest	$23	$832
Consulting fees	$67,300	—
Legal fees	$9,219	$6,806
Management fees	$67,500	$53,700
Office expenses	$178	$2,336
Rent	$784	$771
Transfer and filing fees	$507	$490
Total	$165,780	$75,959

Our operating expenses increased by $89,821 for the three months ended February 28, 2013 as compared with the three months ended February 29, 2012. Our increase was largely a result of consulting fees.

Other Expenses

We recorded $127,804 in other expenses as a result of $93,700 for the loss on settlement of advances payable and $34,104 for interest expenses for the three months ended February 28, 2013, as compared with other expenses of $119,337 as a result of $19,200 for the loss on settlement of advances payable and $100,137 for interest expenses for the three months ended February 29, 2012.

Net Loss

We recorded a net loss of $293,584 for the three months ended February 28, 2013, as compared with $195,296 for the same period ended February 29, 2012.

Liquidity And Capital Resources

Working Capital

	February 28, 2013	November 30, 2012
Current Assets	$0	$35,442
Current Liabilities	$561,681	$442,056
Working Capital (Deficit)	$(561,681)	$(406,614)

Cash Flows

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Cash used in Operating Activities	$(43,146)	$(68,840)
Cash used in Investing Activities	—	—
Cash provided by Financing Activities	$7,500	$81,030
Increase (Decrease) in Cash	$35,646	$12,190

Cash Used In Operating Activities

Our net losses for the three months ended February 28, 2013 and February 29, 2012 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash on hand and cash from financing activities.

Cash from Financing Activities

We generated $7,500 in cash from related party advances during the three months ended February 28, 2013 compared to $81,030 from $127,500 from the issuance of convertible notes payable, offset by $81,25 in payment of related party advances and $38,345 in settlement of convertible notes payable during the three months ended February 29, 2012.

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

Off Balance Sheet Arrangements

As of February 28, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements in this quarterly report on Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At February 28, 2013, we had a working capital deficit of $561,681. We have yet to achieve profitable operations, have accumulated losses of $4,205,322 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended February 28, 2013, we incurred the following stock transactions:

Between December 12, 2012 and February 28, 2013, we issued an aggregate of 17,884,615 common shares with an aggregate fair value of $76,202, upon the conversion $38,000 of a convertible note which was due upon demand.

On January 12, 2013, we issued 5,000,000 common shares with an aggregate fair value of $24,200, upon the conversion $12,000 of a convertible note which falls due on March 14, 2013.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE ENERGY CORP.

Date:	April 11, 2013 By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director

