Form 10-Q
period 2013-05-31
FORCE MINERALS CORP
filed 2013-07-17
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-52494

Force Minerals Corp.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,182,293 common shares as of June 5, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012 (unaudited);
F-2	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended May 31, 2013 and 2012 and period from November 1, 2006 (Inception) to May 31, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows and Comprehensive Loss for the six months ended May 31, 2013 and 2012 and period from November 1, 2006 (Inception) to May 31, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Interim Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	May 31, 2013	November 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,365	$35,442
Total Current Assets	1,365	35,442
Mineral property option	340,099	340,099
Total Assets	$341,464	$375,541

LIABILITIES
Current
Accounts payable and accrued liabilities	$20,612	$43,713
Advances Payable	20,000	20,000
Due to related parties	—	4,625
Convertible notes payable, net of discount	176,385	315,518
Derivative liabilities	115,800	58,200
Total Current Liabilities	332,797	442,056
Asset retirement obligation	17,372	16,845
Total Liabilities	350,169	458,901

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 4,000,000 issued	4,000	—
Common stock, $0.1 par value,750,000,000 shares authorized; 2,182,293 shares issued (November 30, 2012 - 1,054,169 shares issued) (1)	218,229	105,417
Additional paid in capital	4,048,523	3,812,334
Deferred stock compensation	(84,512)	(95,400)
Accumulated other comprehensive income	6,738	6,027
Deficit accumulated during the development stage	(4,201,683)	(3,911,738)
Total Stockholders' Deficit	(8,705)	(83,360)
Total Liabilities and Stockholders' Deficit	$341,464	$375,541

(1) All common share amounts and per share amounts in these financial statements, reflecte the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three month period ended May 31		Six month period ended May 31		November 1, 2006 (Date of Inception) to May 31,
	2013	2012	2013	2012	2013
Expenses
Accounting and audit fees	5,290	3,900	24,944	14,400	334,890
Accretion of ARO	623	551	1,238	1,075	8,395
Bank charges and interest	32	148	55	980	5,498
Consulting fees	(92,400)	63,838	(25,100)	63,838	596,839
Depreciation	—	—	—	—	4,651
Investor relations	—	—	—	—	61,443
Legal fees	526	5,453	9,745	12,259	231,064
Management fees - Note 7	96,262	53,700	163,762	107,400	1,546,362
Mineral property exploration costs	—	—	—	—	64,250
Offices expenses	70	333	248	2,669	44,441
Oil and gas exploration costs	—	—	—	—	15,000
Rent	801	777	1,585	1,548	48,399
Transfer and filing fees	569	429	1,076	919	82,478
Travel	—	1,289	—	1,289	12,476
Write-off of oil and gas costs	—	—	—	—	553,466
(Loss) income from operations	(11,773)	(130,418)	(177,553)	(206,377)	(3,609,652)
Other income/ (expense)
Debt forgiveness	—	—	—	—	15,286
Loss on settlement of advance payable	—	—	—	—	(30,000)
Change in fair value of derivative liability	77,200	(21,000)	(16,500)	(40,200)	(16,500)
Interest expense	(105,863)	(69,637)	(139,967)	(169,774)	(562,140)
Interest income	2,261	—	2,261	—	2,419
Net (loss) income before income taxes	(38,175)	(221,055)	(331,759)	(416,351)	(4,200,587)
Benefit (loss) from income tax	41,814	(421)	41,814	(421)	(1,096)
Net (loss) income	3,639	(221,476)	(289,945)	(416,772)	(4,201,683)
Foreign currency translation adjustments	140	454	711	(830)	6,738
Comprehensive (loss) income for the period	3,779	(221,022)	(289,234)	(417,602)	(4,194,945)

Basic loss per share	0.00	(0.39)	(0.22)	(0.75)
Weighted average number of shares outstanding (2)	1,330,509	569,388	1,303,119	554,418

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended May 31		November 1, 2006 (Date of Inception)
	2013	2012	to May 31, 2013
		Restated
		(Note 15)	(Cumulative)
Operating Activities
Net loss	(289,945)	(416,772)	(4,201,683)
Adjustment to reconcile net loss to net cash used in operating activities
Non-cash interest expense	9,230	25,680	47,703
Interest expense - beneficial conversion feature of convertible note and advance payable	—	97,000	127,000
Accretion and elimination of discount on convertible notes	130,737	47,375	384,126
Loss from change in fair value of derivative liability	16,500	40,200	55,100
Consulting fees paid in stock	—	53,838	583,338
Gain from settlement of related party balance	28,764	—	28,764
Share based compensation	75,000	62,400	804,600
Debt forgiveness	—	—	(15,286)
Accretion of ARO	527	1,075	7,681
Depreciation	—	—	4,651
Impairment of oil and gas costs	—	—	533,466
Changes in assets and liabilities:
Prepaid expenses	—	1,119	—
Advance payable	—	—	50,000
Accounts payable and accrued liabilities	(976)	(27,570)	18,695
Net cash used in operating activities	(30,163)	(115,655)	(1,571,845)

Investing Activities
Acquisition of property and equipment	—	—	(4,651)
Acquisition of mineral property option	—	—	(110,099)
Acquisition and development costs of oil and gas properties	—	—	(387,517)
Net cash flows used in investing activities	—	—	(502,267)

Financing Activities
Capital stock issued	—	—	1,419,000
Proceeds from convertible note payable	—	177,500	507,500
Due to related parties	(4,625)	(625)	160,817
Repayment convertible note payable	—	(57,655)	(57,655)
Proceeds from reverse acquisition	—	—	37,058
Net cash provided by (used in) financing activities	(4,625)	119,220	2,066,720

Effect of foreign exchange on cash	711	—	6,027

Change in cash	(34,077)	3,565	(1,365)
Cash at the beginning of the period	35,442	16,393	—
Cash at the end of the period	1,365	19,958	(1,365)

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2012. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2012, has been omitted. The results of operations for the six-month period ended May 31, 2013 are not necessarily indicative of results for the entire year ending November 30, 2013.

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

On February 12, 2008, the Company acquired 100% of the common shares of Force Energy Corp., an inactive company incorporated in Nevada on July 19, 2005, for $100, to effect a name change of the Company. On February 12, 2008, the Company and Force Energy Corp filed articles of merger with the Secretary of State of Nevada to effectuate a merger between the two companies. The surviving entity of the merger was the Company. Immediately thereafter the Company changed its name to Force Energy Corp.

On June 6, 2013, the Board of Directors changed the name of the Company to Force Minerals Corporation. Also on June 6, 2013, the Board of Directors authorized a 100:1 reverse stock split of the common shares. The name change and reverse stock split received regulatory approval on June 28, 2013. The record date for the reverse stock split was June 14, 2013. The authorized number of common shares remained unchanged. All references in the accompanying financial statements to the number of common shares have been restated to reflect the reverse stock split.

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

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 2 Nature of Operations and Going Concern – (cont’d)

At May 31, 2013, the Company has a working capital deficit of $331,432 . The Company has yet to achieve profitable operations, has accumulated losses of $4,201,683 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3 Recent Developed Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

Note 4 Financial Instruments and Risk Management

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

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 4 Financial Instruments and Risk Management (cont’d)

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety

These levels are:

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	MAY 31, 2013		NOVEMBER 30, 2012
	INPUT	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	115,800	115,800	58,200	58,200
Total Financial Liabilities		$115,800	$115,800	$58,200	$58,200

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

Risk management is carried out by the Board of Directors. The Company's risk exposures and their impact on the Company's financial instruments are summarized below:

a)	Credit risk

Credit risk is the risk of a financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations.

The Company’s cash and cash equivalents and are primarily held in large financial institutions.. Management believes that the credit risk with respect to cash and cash equivalents, is remote.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 4 Financial Instruments and Risk Management (cont’d)

b)	Liquidity risk

The Company tries to ensure that there is sufficient capital in order to meet short term business requirements, after taking into account the Company’s holdings of cash. As at May 31, 2013, the Company had cash totaling 1,365 (November 30, 2012 - $35,442) to settle current liabilities of $332,797 (November 30, 2012 - $442,056). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

c)	Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices.

i)	Interest rate risk

The Company has cash balances and no interest-bearing debt. The Company’s current policy is to invest excess cash in investment-grade short-term deposit certificates issued by its banking institutions. The Company periodically monitors the investments it makes and is satisfied with the credit ratings of its banks.

ii)	Foreign currency risk

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

During the quarter ended May 31, 2013, the Company entered into a Property option agreement to acquire a mineral property in Mexico. Accordingly, future costs may be incurred in currencies other than its functional currency which may result in increased exposure to foreign exchange risk.

The Company does not participate in any hedging activities to mitigate any gains or losses which may arise as a result of exchange rate changes.

iii)	Commodity Price risk

The Company is exposed to price risk with respect to commodity and equity prices. Equity price risk is defined as the potential adverse impact on the Company's earnings due to movements in individual equity prices or general movements in the level of the stock market. Commodity price risk is defined as the potential adverse impact on earnings and economic value due to commodity price movements and volatilities. To mitigate price risk, the Company closely monitors commodity prices of precious metals, individual equity movements, and the stock market to determine the appropriate course of action to be taken by the Company.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 4 Financial Instruments and Risk Management (cont’d)

d)	Mineral Property Risks

The Company has diligently investigated rights of ownership of all of its mineral property interests and, to the best of its knowledge, all agreements relating to such ownership rights are in good standing. However, all properties/concessions may be subject to prior claims, agreements or transfers, and rights of ownership may be affected by undetected defects.

Mineral exploration and development is highly speculative and involves inherent risks. While rewards if a feasible ore body is discovered might be substantial, few properties that are explored are ultimately developed into producing mines. There can be no assurance that the current exploration programs by the Company will result in the discovery of economically viable quantities of ore.

e)	Environmental Risk

Environmental legislation is becoming increasingly stringent and costs and expenses of regulatory compliance are increasing. The impact of new and future environmental legislation of the Company’s operation may cause additional expenses and restrictions.

If the restrictions adversely affect the scope of exploration and development on the mineral properties, the potential for production on the property may be diminished or negated.

The Company is subject to the laws and regulations relating to environmental matters in all jurisdictions in which it operates, including provisions relating to property reclamation, discharge of hazardous materials and other matters. The Company may also be held liable should environmental problems be discovered that were caused by former owners and operators of its properties and properties in which it has previously had an interest, if any. The Company attempts to conduct its mineral exploration activities in compliance with applicable environmental protection legislation. The Company is not aware of any existing environmental problems related to any of its current or former properties, if any, interests that may result in material liability to the Company.

f)	Geopolitical Risk

Certain of the Company’s property interests may from time to time be located in countries outside of Canada, and mineral exploration and mining activities may be affected in varying degrees by political stability and government regulations relating to the mining industry. Any changes in regulations or shifts in political attitudes may vary from country to country and are beyond the control of the Company and may adversely affect its business. Such changes have, in the past, included nationalization of foreign owned businesses and properties. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income and other taxes and duties, expropriation of property, environmental legislation and mine safety. These uncertainties may make it more difficult for the Company and its joint venture partners to obtain any required production financing for its mineral properties.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 5 Mineral Properties

a) Zoro Property – Manitoba Canada

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the Optionor by the following dates:

i)	$59,600 (Cdn$62,000) on signing the agreement (paid)
ii)	$102,900 (Cdn$100,000) or issue 10,000 shares of common stock on or before June, 15, 2011. (10,000 shares issued with a fair value of $80,000)
iii)	$50,500 cash (Cdn$50,000) and issue 75,000 common stock on or before June, 15, 2012. ($50,500 paid (Cdn$50,000) and 75,000 shares issued with a fair value of $150,000)
iv)	$403,560 (Cdn$400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013

During the six month period ended May 31, 2013, the Company incurred $nil (six months ended May 31, 2012 - $nil) of exploration expenditures on the property.

The Company is currently negotiating the final cash or stock payment with the vendor.

b) La Predilecta; La Predilecta II; La Crus and La Cascada Properties – Mexico

On May 30, 2013, the Company entered into a Property Option Agreement to acquire an option to purchase a 100% interest in four mining concessions known as La Predilecta; La Predilecta II; La Crus and La Cascada comprising approximately 1,181 hectares in the Miahuatlan District, in the southern portion of Centrales Region within Oaxaca State Mexico. The Company will hold its interest via a wholly owned Mexican subsidiary which is yet to be incorporated when the Optionor receives the $100,000 cash.

In order to exercise the option, the Company must pay cash or issue stock to the Optionor by the following dates:

i)	$50,000 within 60 days of signing the agreement.
ii)	$50,000 within 90 days of signing the agreement.
iii)	Issue an aggregate of 4,000,000 shares of Preferred stock.

Each preferred share shall have an underlying voting right equivalent to 100 shares of Common stock and shall be convertible into 100 shares of Common stock.

As at May 31, 2013, no cash payments had been made.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 7 Related Party Transactions

Amounts due from (to) related parties comprise:

	May 31	November 30
	2013	2012

Amounts due to Director
Management fees	$—	$4,625

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with the Company President which expires July 22, 2011. Pursuant to the contract, the President received 25,000 common shares having a fair value of $550,000. Should the contract be terminated prior to completion the President will return 1,000 shares to treasury for each unfulfilled month of the contract. The President will also receive $2,500 per month for months 1-3; $4,000 per month for months 4-6 and $5,000 per month for months 7-12 of the contract.

The fair value of 13,000 shares issued which were earned immediately and have been expensed as stock based compensation of $286,000. The fair value of the remaining 12,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

Pursuant to this stock award the Company recorded management fees of $nil (year ended November 31, 2011 - $170,200; year ended November 30, 2010 - $93,800).

On July 18, 2011, the Company entered into a new employment contract with the Company President which expires July 18, 2013. Pursuant to the contract, the President received 25,000 common shares having a fair value of $125,000. The President will receive $7,500 per month for months 13-24 of the contract. Unless the contract is terminated by either party giving 45 days written notice the contract will automatically renew. Should the contract be renewed then the President will receive 25,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.025 per share.

The fair value of the 25,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award during the six month period ended May 31, 2013 the Company recorded management fees of $nil (six month period ended May 31, 2012 - $62,400).

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 7 Related Party Transactions – (cont’d)

On July 16, 2012, the Company entered into an addendum to the contract which expires July 15, 2014. Pursuant to the contract, the President received 75,000 common shares on July 2012, and will continue to receive 75,000 common shares upon each anniversary date of the addendum. The fair value of the shares received was $150,000. The President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

The fair value of the 75,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

During the six month period ended May 31, 2013, the Company recorded management fees of $75,000 (six month period ended May 31, 2012 - $nil) pursuant to this stock award.

On May 30, 2013, the Company entered into a second addendum to the contract which expires May 30, 2015. Pursuant to the contract, the President received 500,000 common shares upon signing the agreement, 221,250 shares were issued to settle amounts owing under prior contract of $22,125 and 278,750 shares are to be earned over the period of the contract. As before the President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 90 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.001 per share.

The fair value of the shares issued in settlement of amounts owing of $22,125 was $50,889 The difference between the recorded amount payable and the fair value of stock issued being $28,764 was charged to operations as management fees upon issuance.

The fair value of the 278,750 shares issued with a fair value of $64,113 which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the six month period ended May 31, 2013, the Company recorded management fees of $nil (six month period ended May 31, 2012 - $nil) pursuant to this stock award

During the six month periods ended May 31, 2013 and May 31, 2012 the Company charged or accrued the following amounts:

	Six Months Ended
	May 31, 2013
	2013	2012
Amounts charged by directors
Management fees	$163,762	$107,400
F-11

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 8 Convertible Notes Payable

	May 31	November 30
	2013	2012
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000

Promissory Note #10	30,000	30,000
Promissory Note #11	—	42,500
Promissory Note #12	16,600	42,500
Promissory Note #13	75,000	75,000
Promissory Note #14	—	50,000

	181,600	300,000
Debt discount	(25,415)	—
Accrued interest	20,200	15,518

	$176,385	$315,518

As at May 31, 2013 and November 30, 2012, convertible notes payable are recorded net of unamortized debt discount of $25,415 and $nil respectively.

Promissory Note #6

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company. The note also contains a provision whereby should the Company perform a stock split or reverse stock split, the conversion price of the note reverts to the lesser of 40% of market value at the time of conversion, or $0.01 per share. Accordingly subsequent to the period end on June 14, 2013 this conversion provision was triggered.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 8 Convertible Notes Payable - (cont’d) - (Restatement – Note 15)

Promissory Note #7

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company. The note also contains a provision whereby should the Company perform a stock split or reverse stock split, the conversion price of the note reverts to the lesser of 40% of market value at the time of conversion, or $0.01 per share. Accordingly, subsequent to the period end on June 14, 2013 this conversion provision was triggered.

Promissory Note #8

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company. The note also contains a provision whereby should the Company perform a stock split or reverse stock split, the conversion price of the note reverts to the lesser of 40% of market value at the time of conversion, or $0.01 per share. Accordingly, subsequent to the period end on June 14, 2013 this conversion provision was triggered.

Promissory Note #10

On March 20, 2012, the Company received $30,000 cash and the Company issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 8 Convertible Notes Payable - (cont’d) - (Restatement – Note 15)

Promissory Note #10 – (cont’d)

The note may be converted at the option of the holder into common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly, the note may be converted into 3,000,000 common shares of the Company. The note also contains a provision whereby should the Company perform a stock split or reverse stock split, the conversion price of the note reverts to the lesser of 40% of market value at the time of conversion, or $0.01 per share. Accordingly, subsequent to the period end on June 14, 2013, this conversion provision was triggered.

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the six month period ended May 31, 2013, the Company accrued $107 (six month period ended May 31, 2012 - $nil) in interest expense.

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

During the six month period ended May 31, 2013, the Company recorded a loss of $3,700 (six month period ended May 31, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $28,468 (six month period ended May 31, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended May 31, 2013, the Company issued 192,576 common shares upon the conversion of $42,500 of the principal balance plus $1,700 accrued interest into common stock, and $42,300 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at May 31, 2013, accrued interest of $nil (November 30, 2012 - $1,593), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 8 Convertible Notes Payable - (cont’d) - (Restatement – Note 15)

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the six month period ended May 31, 2013 the Company accrued $1,675 (six month period ended May 31, 2012 - $nil) in interest expense.

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

During the six month period ended May 31, 2013, the Company recorded a loss of $1,400 (six month period ended May 31, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $43,600 (six month period ended May 31, 2012 - $nil) was accreted to the statement of operations. The Company also issued 189,679 common shares upon the conversion of $25,900 of the principal balance into common stock, and $25,400 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at May 31, 2013, accrued interest of $2,655 (November 30, 2012 - $978), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $19,600 (November 30, 2012 - $nil) was recorded.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the six month period ended May 31, 2013, the Company accrued $2,992 (six month period ended May 31, 2012 - $nil) in interest expense.

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

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 8 Convertible Notes Payable - (cont’d) - (Restatement – Note 15)

Promissory Note #13 (cont’d)

In March 2013, upon the holders option to convert becoming active, the Company recorded debt discount of $75,000, charged $1,800 to interest expense and also recorded a derivative liability of $76,800 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six month period ended May 31, 2013, the Company recorded a loss of $1,600 (six month period ended May 31, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $49,585 (six month period ended May 31, 2012 - $nil) was accreted to the statement of operations.

As at May 31, 2013, accrued interest of $4,291 (November 30, 2012 - $1,299) debt discount of $25,415 (November 30, 2012 - $nil) and a derivative liability of $78,400 (November 30, 2012 - $nil) was recorded.

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the six month period ended May 31, 2013 the Company accrued $1,587 (six month period ended May 31, 2012 - $nil) in interest expense.

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

During the six month period ended May 31, 2013, the Company recorded a loss of $6,300 (six month period ended May 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

During the six month period ended May 31, 2013, the Company issued 245,867 common shares upon the conversion of $50,000 of the principal balance of the note into common stock, and $50,200 of the derivative liability was reclassified as additional paid in capital upon conversion.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 8 Convertible Notes Payable - (cont’d) - (Restatement – Note 15)

Promissory Note #14 (cont’d)

As at May 31, 2013, accrued interest of $2,095 (November 30, 2012 - $507), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $2,100 (November 30, 2012 - $45,200) was recorded.

The Company determined that Promissory notes # 6, 7 ,8, and 10 should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes # 6, 7 and 8 and $0.02 for note 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (ie. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2013 interest expense relating to the beneficial conversion feature of convertible notes of $nil (six month ended May 31, 2012 - $97,000) was recorded in the financial statements, with a corresponding increase to additional paid in capital

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six month period ended May 31, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $159,000 (year ended November 30, 2012 - $120,000). During the six month period ended May 31, 2013 $120,100 (year ended November 30, 2012, $172,800) of convertible notes payable and accrued interest was converted into common stock of the Company. For the six month period ended May 31, 2013 the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $117,900 (year ended November 30, 2012 - $228,500) was reclassed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six month period ended May 31, 2013, the Company recognized a loss of $16,500 (three month period ended May 31, 2012 – gain of $77,200) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 9 Derivative Liabilities (cont’d)

	May 31	November 30
	2013	2012

Balance, beginning of period	$58,200	$129,000
Initial recognition of derivative liability	159,000	117,100
Conversion of derivative financial instruments to Common stock	(117,900)	(228,500)
Change in fair value of derivative liability	16,500	40,600

Balance, end of period	$115,800	$58,200

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire. The following assumptions were used to determine the fair value of the derivative liabilities using the Black-Scholes valuation model as at May 31, 2013 and November 30, 2012.

	May 31,	November 30
	2013	2012

Risk free rate	0.08%	0.13%
Dividend yield	Nil	Nil
Weighted Average Expected term	0.21 Years	0.44 Years
Weighted Average volatility	137%	98%

Note 10 Asset Retirement Obligation

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the year ended November 30, 2012, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $nil at November 30, 2012. As of May 31, 2013 and November 30, 2012, the Company determined the asset retirement obligation to be $17,372 and $16,845, respectively.

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

Note 10 Asset Retirement Obligation (cont’d)

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	May 31	November 30
	2013	2012

Balance, beginning of year	$16,845	$13,524
Liabilities incurred	—	—
Accretion expense	615	2,238
Effect of foreign exchange	(88)	1,083

	$17,372	$16,845

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2012 - none issued)

750,000,000 Common shares par value $0.1 –2,182,293 issued

(November 30, 2012 – 1,054,169 shares issued)

On June 6, 2013, the Board of Directors authorized a 100:1 reverse stock split of the common shares. The reverse stock split received regulatory approval on June 28, 2013. The record date for the reverse stock split was June 14, 2013. The authorized number of common shares remained unchanged. All references in the accompanying financial statements to the number of common shares have been restated to reflect the reverse stock split.

Issued

Preferred Stock

On May 14, 2013, the Company issued 4,000,000 preferred shares pursuant to the Mexican mineral property option agreement. Each share has an underlying voting right equivalent to 100 common shares, and is convertible into 100 common shares of the Company.

Common Stock

Between December 12, 2012 and May 31, 2013, the Company issued an aggregate of 245,868 common shares with an aggregate fair value of $100,200, upon the conversion of $50,000 of a convertible note which was due upon demand.

Between January 12, 2013, and May 31, 2013, the Company issued 192,576 common shares with an aggregate fair value of $86,500, upon the conversion of accrued interest of $1,700 and $42,500 principal of a convertible note which was due on March 14, 2013.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 11 Capital Stock (cont’d)

Between May 2, 2013 and May 31, 2013, the Company issued 189,679 common shares with an aggregate fair value of $51,300, upon the conversion of $25,900 of a convertible note which was due on May 21, 2013.

Note 12. Supplemental Disclosure with Respect to Cash Flows

During the six month period ended May 31, 2013, the following non-cash investing and financing activities occurred:

i)	4,000,000 preferred shares were issued with a fair value of $1,160,000 pursuant to a mineral property agreement.

ii)	An aggregate of 245,868 common shares were issued with a fair value of $100,200 upon the conversion into stock of $50,000 of the principal of a convertible note payable.

iii)	An aggregate of 192,576 common shares were issued with a fair value of $86,500 upon the partial conversion into stock of accrued interest of $1,700 and $42,500 principal of a convertible note payable.

iv)	An aggregate of 189,679 common shares were issued with a fair value of $51,300 upon the partial conversion into stock of $25,900 of the principal of a convertible note payable.

v)	221,250 common shares were issued with a fair value of $50,888 to settle amounts owing to the President amounting to $22,125.

vi)	278,750 common shares were issued pursuant to a management fee contract with the President.

During the six month period ended May 31, 2012, the following non-cash investing and financing activities occurred:

i)	26,919 common shares were issued pursuant to a consultancy agreement.

ii)	An aggregate of 24,865 common shares were issued with a fair value of $65,300 upon the conversion into stock of $33,800 of accrued interest and principal of a convertible note payable.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 13 Commitment

On May 5, 2012, the Company entered into a consultancy agreement with Primary Capital LLC. (“Primary”), whereby Primary would provide financial advisory and investment banking services to the Company for a period of two years commencing May 7, 2012. Pursuant to the agreement, the Company paid Primary a non-refundable signing fee of $10,000 and issued Primary common stock equivalent to 4.9% (the “Applicable Percentage”) of the common shares on a fully diluted basis after giving effect to the conversion of all outstanding derivative securities at the time of inception of the agreement.

Accordingly, on May 5, 2012, 26,919 common shares were issued with a fair value of $53,838.

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

The agreement can be terminated by either party by providing written notice at any time after the first anniversary of the agreement if either party is in breach of the agreement and fails to cure such breach within 15 days after it receives notice of such breach. During the quarter ended May 31, 2013, the Company terminated the contract.

Note 14 Subsequent Events

Subsequent to the period end:

i)	On June 6, 2013, the Board of Directors changed the name of the Company to Force Minerals Corporation.

ii)	Also on June 6, 2013, the Board of Directors authorized a 100:1 reverse stock split of the common shares which received regulatory approval on June 28, 2013. The record date for the reverse stock split was June 14, 2013. The authorized number of common shares remained unchanged.
F-21

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 14 Subsequent Events (cont’d)

Subsequent to the period end:

iii)	Resulting from the reverse split noted above certain conversion provisions were triggered with respect to notes 6, 7, and 8 on June 28, 2013. The provision allows for the notes to be converted into common stock at the lower of 40% of market price at the time of conversion and $0.01 per share.

Note 15 Restatement

i)	Mineral Property Option Costs

The Company reviewed its accounting policy for the capitalization of mineral option costs, and has determined that the mineral option costs incurred in the year ended November 30, 2010, amounting to $59,600 were expensed, when they should have been capitalized and accordingly, the results for the year ended November 30, 2010, were restated. The effect of the restatement was to increase the value of the Mineral Property Option by $59,600 at November 30, 2010, 2011 and 2012 and to reduce the loss for the year ended November 30, 2010 by $59,600, resulting in the accumulated deficit being reduced by $59,600 at November 30, 2010, 2011 and 2012, respectively.

ii)	Convertible Notes Payable

The Company has determined that certain transactions relating to the convertible notes payable were not correctly accounted for in the six month periods ended May 31, 2012 and accordingly the results of the six and three month periods ended May 31, 2012 have been restated.

The Company did not recognize any embedded derivative liabilities arising upon the inception or during the term of certain convertible notes payable. As a result of this, at May 31, 2012, the value of the convertible notes on the balance sheet was overstated by $150,724 and derivative liabilities were understated by $170,900.

In the condensed consolidated statement of loss, for the six month period ended May 31, 2012 accretion of convertible debt and interest discount expense was overstated by $68,311, interest expense on beneficial conversion feature of convertible notes was overstated by $140,000 gain on elimination of convertible debt was overstated by $21,888 and interest expense was understated by $162,868. Finally the loss on change in fair value of derivative liability was understated by $40,200.

In the condensed consolidated statement of loss, for the three month period ended May 31, 2012 accretion of convertible debt and interest discount expense was overstated by $30,630, interest expense on beneficial conversion feature of convertible notes was overstated by $50,000 gain on elimination of convertible debt was overstated by $21,888 and interest expense was understated by $66,434. Finally the loss on change in fair value of derivative liability was understated by $21,000.

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2013

Page 2 - (Unaudited)

Note 15 Restatement (cont’d)

iii)	Accumulated Other Comprehensive Income

The Company also determined the accounting for foreign exchange with respect to the translation adjustments arising on the translation of its Canadian subsidiary had been incorrectly recorded. Such gains or losses arising had been included in the operations of the year, rather than being treated as elements of other comprehensive income, which forms a separate part of equity.

As a result of the restatement, the Company has increased the balance of other comprehensive income at November 30, 2011 by $6,388 and also increased the accumulated deficit by a corresponding amount. During the six month period ended May 31, 2012, foreign exchange charged to the income statement was reduced by $830 and a corresponding reduction to accumulated comprehensive income was recorded. During the three month period ended May 31, 2012, foreign exchange credited to the income statement was reduced by $454 and a corresponding increase to accumulated comprehensive income was recorded.

The net effect of the above restatements at May 31, 2012 is to increase the carrying value of the mineral property by $59,600 to $139,600, reduce the carrying value of the convertible notes payable from $357,432 to $206,708 and to increase the derivative liability from $nil to $170,900. Accumulated other comprehensive income increased from $nil to $6,561. Also the previously reported loss for the six month period ended May 31, 2012, was increased by $16,095 to $416,491 and the previously reported loss for the three month period ended May 31, 2012 increased by $29,145 to $221,476. The previously reported accumulated deficit at May 31, 2012 increased by 44,176 from $3,300,141 to $3,255,965.

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

Company Overview

We are currently engaged in the business of identifying, evaluating, and qualifying potential mineral properties and investing in interests in those properties with the goal of producing commercially marketable quantities of various types of minerals.

The Hayter Well

We presently hold a 50% working interest of the County Line Energy Corp. interest in the Hayter Well located in Alberta, Canada. However, for the time being we have decided to abandon our pursuit of extracting oil and gas from this or any other oil and gas property. Instead, we plan to focus our efforts on our current mineral properties.

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

Amount of Payment	Date Payment is Due	Additional Notes
$59,600	July 6, 2010	This amount was paid.
$102,900	June 15, 2011	This amount was paid in 1,000,000 shares of common stock.
$194,800	June 15, 2012	This amount was agreed to be paid in $50,500 and 7,500,000 shares of common stock. We have paid $50,500 and issued 7,500,000 shares of common stock.
$403,560	June 15, 2013	We did not make the payment as of June 15, 2013. We are in negotiations to extend the payment date. No assurance can be made, however, that we will come to terms with Mr. Dupasquier. As such, we may lose our option on the property.

During the year ended November 30 2012, we incurred $8,639 on exploration expenditures on the property. During the six months ended May 31, 2013, we incurred $0 on exploration expenditures on the property.

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

Tres Hermanas Silver-Lead-Zinc Property

On May 14, 2013, we entered into a Mineral Property Acquisition Agreement (the "MPAA") with Highlander Overseas, Inc., a West Indies corporation (“Highlander”). Pursuant to the terms and conditions of the MPAA, Highlander shall grant us with the right to acquire one hundred percent (100%) of the mining interests in those certain four concessions known as La Predilecta, La Predilecta II, La Crus, and La Cascada (the “Property”), which is comprised of a total of approximately Three Thousand One Hundred Eighty One Hectares (3,181 ha) and is located in Miahuatlan District, in the Southern portion of Valles Centrales Region within Oaxaca State, Mexico. In exchange, we are required to: (i) pay two cash payments of Fifty Thousand dollars ($50,000) to Highlander for a total of One Hundred Thousand dollars ($100,000), the first payment of $50,000 is to be paid within 60 days after both parties have executed the MPAA, and the second payment is to be paid 90 days after both parties have executed the MPAA, and (ii) issue an aggregate of four million (4,000,000) restricted shares of our preferred common stock to Highlander, pursuant the terms and conditions of the MPAA.

We have not made the payments as of the date of this report. We are in negotiations to extend the payment date. No assurance can be made, however, that we will come to terms with Highlander. As such, we may lose our option on the property.

An NI 43-101 Report was prepared on the Tres Hermanas Silver-Lead-Zinc Property by Geologists Richard R. Culbert and David M. Pollard. A brief description of their Report follows.

The Tres Hermanas Property comprises 3,671 hectares, covering a mountainous area in the vicinity of the village of San Sebastian Rio Dulce, some 50 kilometres southwest of the city of Oaxaca.

Although there is some quartz of epithermal character, most of the vein is composed of sulphides. Silver, lead, zinc and molybdenum are the elements of value, while the gangue includes pyrite, arsenopyrite and barite, in addition to some quartz. Much of the sulphides occur as a fine, black intergrowth. Samples taken by the geologists verify the tenor of the silver grades reported from the earlier work, although most of the samples had to be taken from adit mouths and dumps.

The exploration conducted so far has yielded consistently encouraging results from surface sampling, adit sampling, soil geochemistry and four diamond drill cores. Looking forward, future work within a Phase I budget of $796,385, will include further soil geochemistry that extends the current grid further to the south-west, ground geophysics, in the form of a resistivity survey, Magnetometry and I.P. together with a 3,000 metre drilling program. This program will consist of approximately 26 drill holes focussing on the San Sebastian structure.

If this program gives the positive results that are anticipated, further funding will be sought (Phase II). This funding would finance a further 10,000 metres of drilling together with opening up all the adits with conventional mining equipment. These adits could then be mapped and sampled. Following this, an underground drilling program, using bazooka drills, should establish a measured and indicated resource. Bulk metallurgical tests would then be necessary to determine what concentrates can be produced at the mine and, how effectively local smelters would be able to recover these metals from the concentrate. A scoping study would then be undertaken to consider the economic viability of the project.

The total costs for Phase I and II are summarized in the below tables. The total cost of these two phases together is estimated at $11,446,485. We hope to be able to raise funds to commence work on Phase I of the program. There is no guarantee, however, that we will have the resources to permit any exploration on the claims.

Phase I Budget

Grid Cutting (3H)
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Surveyer	9000	m (line)	1000 m per Day	9	$450.00	Day	$4,050.00
Cutting Crews (6 people)	9000	m (line)	1000 m per Day	9	$120.00	Day	$1,080.00
Consumables				9	$50.00	Day	$450.00
Food and Lodging				9	$420.00	Day	$3,780.00
Sub Total							$9,360.00

Soil Sampling (3H)
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Geologist	366	sample	40 per day	9.15	$450.00	Day	$4,117.50
Soil Crew (6 people)	366	sampe	40 per day	9.15	$120.00	Day	$1,098.00
Geochem (40 elements)	366	samples			$40.00	Sample	$14,640.00
Consumables				9	$50.00	Day	$450.00
Food and Lodging				9	$420.00	Day	$3,780.00
Sub Total							$24,085.50

Geophysics (3H)
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Magnetometry	33000	m (line)	2500 m per Day	14.4	$1,000.00	Day	$14,400.00
I.P.	16500	m (line)	1000 m per Day	16.5	$2,200.00		$36,300.00
Consumables				17	$50.00	Day	$850.00
Food and Lodging				17	$420.00	Day	$7,140.00
Sub Total							$58,690.00

Drilling (3H)
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Drilling (3H)	3000	m	50 m/ day	60	$150.00	m	$450,000.00
Geologist (S. Amer)	3000	m	50 m/ day	60.00	$450.00	Day	$27,000.00
Assistant (2 person)	3000	m	50 m/ day	60.00	$60.00	Day	$3,600.00
Geochem (40 elements)	3000	samples			$40.00	Sampe	$120,000.00
Crew House (6 people)				60.00	$120.00	Day	$7,200.00
Field Support (10 people)				60.00	$200.00	Day	$12,000.00
Sub Total							$619,800.00

Drilling, Lodging and Consumables
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Consumables				60	$75.00	Day	$4,500.00
Food + Lodging				60	$1,020.00	Day	$61,200.00
Sub Total							$65,700.00

Plotting and Analysis
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Geologist (S. Amer)				25	$450.00	Days	$11,250.00
Drafts Person				25	$250.00	Days	$6,250.00
Consumables				25	$50.00	Day	$1,250.00
Sub Total							$18,750.00

Total Phase 1							$796,385.50

Phase II Budget

Man Portable Diamond Drilling
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Drilling HQ/NQ	10000	m	50 m per Day	200	$50.00	m	$1,500,000.00
Geologist (S Amar)	10000	m	50 m per Day	200	$450.00	Day	$90,000.00
Core House (6 people)				200	$20.00	Day	$24,000.00
Field Support (10 people)				200	$200.00	Day	$40,000.00
Geochem (40 element)	10000	samples			$40.00	Sample	$400,000.00
Consumables				200	$75.00	Day	$15,000.00
Food and Lodging				200	$1,020.00	Day	$204,000.00
Sub Total							$2,273,000.00

U/G Development
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Slash out Adts 1 to 5	2500	m	12 m per day	206.3333333	$2,200.00	m	$5,500,000.00
2 Geologist / Sampler				208	$1,000.00	day	$208,000.00
1 Planning Engineer				208	$800.00	day	$166,400.00
Geochem	3000	samples	3 per 2.5 minutes		$40.00	sample	$120,000.00
Sub Total							$5,994,400.00

Bazooka Drilling
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Drilling	20000	m	80 m/ 5 m drift	166.7	$50.00	m	$1,000,000.00
2 Geologist/ Sampler				166.7	$1,000.00	day	$166,700.00
Geochem	20000	samples	80 m per day	166.7	$40.00	sample	$800,000.00
Sub Total							$1,966,700.00

Technical Studies
Mettalugical							$100,000.00
Screening							$250,000.00

Plotting, Analysis and Report
Cost Center	Quantity	Units	Rate	Total Days	Cost per	Unit	Total Dollars
Geologist (S Amer)				100	$450.00	Days	$45,000.00
Draft Person				70	$250.00	Days	$17,500.00
Consumables				70	$50.00	Day	$3,500.00
Sub Total							$66,000.00

Total Phase II							$10,650,100.00

Total Phase I & II							$11,446,485.50

Results of operations for the three and six months ended May 31, 2013 and May 31, 2012, and for the period from Inception (November 1, 2006) to May 31, 2013

Our operating results for the three and six months ended May 31, 2013 and May 31, 2012 are summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue	$0	$0	$0	$0
Operating Expenses	($11,773)	($130,418)	($177,553)	($206,377)
Other Expenses	($26,402)	($90,637)	($154,206)	($209,974)
Net Income (Loss)	$3,639	($221,476)	($289,945)	($416,772)

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

Expenses

Our expenses for the three and six months ended May 31, 2013 and May 31, 2012 are outlined in the table below:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2013	Six Months Ended May 31, 2012
Accounting and audit fees	$5,290	$3,900	$24,944	$14,400
Accretion of ARO	623	551	1,238	1,075
Bank charges and interest	32	148	55	980
Consulting fees	(92,400)	63,838	(25,100)	63,838
Legal fees	526	5,453	9,745	12,259
Management fees	96,262	53,700	163,762	107,400
Office expenses	70	333	248	2,669
Rent	801	777	1,585	1,548
Transfer and filing fees	569	429	1,076	919
Travel	—	1,289	—	1,289

We had operating expenses of $11,773 for the three months ended May 31, 2013, as compared with operating expenses of $130,418 for the same period ended 2012. We experienced a decrease in operating expenses for the three months ended May 31, 2013 as a result of a credit of $92,400 for consulting fees because the contract was terminated and an accrual for “ stock to be issued “ pursuant to the contract was reversed. Our operating expenses were $177,553 for the six months ended May 31, 2013 as compared with $206,377 for the same period ended May 31, 2012, also as a result of a credit of $25,100 for consulting fees because the contract was terminated and an accrual for “stock to be issued” pursuant to the contract was reversed that was not experienced in the same period ended 2012. However, our management fees for both the three and six months ended May 31, 2012 were significantly higher than for the same periods ended May 31, 2013.

Other Expenses

We recorded $26,402 in other expenses as a result of $105,863 in interest expenses, offset mainly by $77,200 represented by a change in fair value of derivative liability for the three months ended May 31, 2013, as compared with other expenses of $90,637 as a result of $21,000 represented by a change in fair value of derivative liability and $69,637 for interest expenses for the three months ended May 31, 2012.

We recorded $154,206 in other expenses as a result of $139,967 in interest expenses and $16,500 represented by a change in fair value of derivative liability, offset by $2,261 in interest income for the six months ended May 31, 2013, as compared with other expenses of $209,974 as a result of $40,200 represented by a change in fair value of derivative liability and $169,774 for interest expenses for the six months ended May 31, 2012.

Net Loss

We recorded net income of $3,639 for the three months ended May 31, 2013, as compared with a net loss of $221,476 for the same period ended May 31, 2012.

We recorded a net loss of $289,945 for the six months ended May 31, 2013, as compared with $416,772 for the same period ended May 31, 2012.

Liquidity And Capital Resources

Working Capital

	May 31, 2013	November 30, 2012
Current Assets	$1,365	$35,442
Current Liabilities	$332,797	$442,056
Working Capital (Deficit)	($331,432)	($406,614)

Cash Flows

	Six Months Ended May 31, 2013	Six Months Ended May 31, 2012
Cash used in Operating Activities	($30,163)	($115,655)
Cash used in Investing Activities	—	—
Cash provided (used) by Financing Activities	($4,625)	$119,220
Increase (Decrease) in Cash	($34,077)	$3,565

Cash Used In Operating Activities

Our net losses for the six months ended May 31, 2013 and May 31, 2012 were the main contributed reason for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash on hand and cash from financing activities.

Cash from Financing Activities

We used $4,625 in cash for amounts owed to related party during the six months ended May 31, 2013 compared to cash provided of $119,220 from $177,500 from the issuance of convertible notes payable, offset by $625 in payment of related party advances and $57,655 in settlement of convertible notes payable during the six months ended May 31, 2012.

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

Stock Split

On June 6, 2013, the Board of Directors changed the name of the Company to Force Minerals Corporation. Also on June 6, 2013, the Board of Directors authorized a 100:1 reverse stock split of the common shares. The name change and reverse stock split received regulatory approval on June 28, 2013. The record date for the reverse stock split was June 14, 2013. The authorized number of common shares remained unchanged. All references in the accompanying financial statements to the number of common shares have been restated to reflect the reverse stock split.

Off Balance Sheet Arrangements

As of May 31, 2013, there were no off balance sheet arrangements.

Going Concern

At May 31, 2013, we had a working capital deficit of $331,432. We have yet to achieve profitable operations, have accumulated losses of $4,201,683 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2013, we incurred the following stock transactions:

Between December 12, 2012 and May 31, 2013, we issued an aggregate of 245,868 common shares with an aggregate fair value of $100,200, upon the conversion of $50,000 of a convertible note which was due upon demand.

Between January 12, 2013, and May 31, 2013, we issued 192,576 common shares with an aggregate fair value of $86,500, upon the conversion of accrued interest of $1,700 and $42,500 principal of a convertible note which falls due on March 14, 2013.

Between May 2, 2013 and May 31, 2013, we issued 189,679 common shares with an aggregate fair value of $51,300, upon the conversion of $25,900 of a convertible note which fell due on May 21, 2013.

We issued 500,000 shares to our officer and director, Tim DeHerrera, to settle amounts owing under a prior contract of $22,125 and 278,750 shares are to be earned over the period of his employment agreement.

On June 26, 2013, we issued 4,000,000 shares of preferred stock to Highlander Overseas, Inc. in connection with a Mineral Property Acquisition Agreement.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 18, 2011, we entered into an employment contract with our President, Mr. Tim DeHerrera. On May 30, 2013, we entered into a second addendum to the contract which expires on May 30, 2015. Pursuant to the contract, Mr. DeHerrera received 500,000 common shares upon signing the agreement, 221,250 shares were issued to settle amounts owing under a prior contract of $22,125 and 278,750 shares are to be earned over the period of the contract. As before, he will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 90 days written notice the contact will automatically renew. If we do not have sufficient cash resources to settle the cash element of the contract, then at the request of Mr. DeHerrera any accrued unpaid fees may be converted into common stock at $0.001 per share.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE MINERALS CORP.

Date:	July 17, 2013 By: /s/ Tim DeHerrera Tim DeHerrera Title: Chief Executive Officer and Director

