Form 10-Q
period 2013-08-31
FORCE MINERALS CORP
filed 2013-10-21
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934: For the quarterly period ended August 31, 2013

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52494

FORCE MINERALS CORPORATION

(Name of small business issuer in its charter)

Nevada	98-0462664
(State of incorporation)	(I.R.S. Employer Identification No.)

1400 16th Street, Ste 400

Denver, CO 80202

(Address of principal executive offices)

(720) 470-1414

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of September 12, 2013, there were 2,526,979 shares of the registrant’s $0.10 par value common stock issued and outstanding.

FORCE MINERALS CORPORATION*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Force Minerals Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”FORC,” “Force Energy Corp.,” "our," "us," the "Company," refers to Force Minerals Corporation.

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORCE MINERALS CORPORATION

(f/k/a Force Energy Corp.,)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets at August 31, 2013 (Unaudited) and November 30, 2012 (Audited)	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended August 31, 2013, and 2012, (Unaudited) and the period November 1, 2006 (date of exploration stage) through August 31, 2013 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2013 and 2012 (unaudited) and the period November 1, 2006 (date of exploration stage) through August 31, 2013 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements	7

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$ 178	$ 35,442
Total Current Assets	178	35,442
Mineral property option	340,099	340,099
Total Assets	$ 340,277	$ 375,541

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$ 31,812	$ 43,713
Advances payable	20,000	20,000
Due to related parties	30,000	4,625
Convertible notes payable, net of discount	320,476	315,518
Derivative liabilities	136,211	58,200
Total Current liabilities	538,499	442,056
Asset retirement obligation	17,372	16,845
Total Liabilities	555,871	458,901

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 4,000,000 issued	4,000	-
Common stock, $0.1 par value; 750,000,000 shares
authorized; 2,418,470 shares issued (November 30, 2012 -
1,054,169 shares issued) (1)	241,847	105,417
Additional paid in capital	4,298,956	3,812,334
Deferred stock compensation	(84,512)	(95,400)
Accumulated other comprehensive income	6,738	6,027
Deficit accumulated during the development stage	(4,682,623)	(3,911,738)
Total Stockholders’ Deficit	(215,594)	(83,360)
Total Liabilities and Stockholders' Deficit	$ 340,277	$ 375,541

(1) All common share amounts and per share amounts in these condensed financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERAL CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three month period		Nine month period		November 1, 2006
	ended		ended		(Date of Inception)
	August 31,		August 31,		to August 31,
	2013	2012	2013	2012	2013
Expenses
Accounting and audit fees	$ 7,588	$ 4,425	$ 32,532	$ 18,825	$ 342,478
Accretion of ARO	-	564	1,238	1,639	8,395
Accretion of convertible note discount	-	34,000	-	102,311	-
Advertising and promotion	60,000	-	60,000	-	60,000
Bank charges and interest	79	110	134	1,090	5,577
Consulting fees	-	53,287	(25,100)	117,126	596,839
Depreciation	-	-	-	-	4,651
Interest on convertible notes	-	3,390	-	10,296	-
Investor relations	-	-	-	-	61,443
Legal fees	-	7,025	9,745	19,284	231,064
Management fees	80,000	51,375	243,762	158,775	1,626,362
Mineral property exploration costs	50,000	8,639	50,000	8,639	114,250
Office expenses	-	163	248	2,551	44,441
Oil and gas exploration costs	-	-	-	-	15,000
Rent	530	530	2,115	2,078	48,929
Transfer and filing fees	4,190	1,054	5,266	1,973	86,668
Travel	-	633	-	1,922	12,476
Write-off of oil and gas costs	-	-	-	-	553,466
Other G&A expenses	-	-	-	-	-
Total expenses	202,387	165,195	379,940	446,509	3,812,039

Net Loss from Operations	$ (202,387)	$ (165,195)	$ (379,940)	$ (446,509)	$ (3,812,039)

Other Income and Expenses
Debt forgiveness	-	-	-	-	15,286
Loss on settlement of advance
payable	-	-	-	-	(30,000)
Change in fair value of
derivative liability	(116,962)	24,940	(133,462)	46,828	(133,462)
Interest expense	(161,591)	-	(301,558)	(140,000)	(723,731)
Interest income	-	-	2,261	-	2,419
Foreign currency exchange gain (loss)	-	(554)	-	(1,384)	-
Net loss before income taxes	(480,940)	(140,809)	(812,699)	(541,065)	(4,681,527)
Benefit (loss) from income tax	-	-	41,814	(421)	(1,096)
Net loss	(480,940)	(140,255)	(770,885)	(541,486)	(4,682,623)

Foreign currency translation
adjustments	-	-	-	-	6,738
Comprehensive loss for period	$ (480,940)	$ (140,255)	$ (770,885)	$ (541,486)	$ (4,675,885)

Basic loss per share	$ (0.21)	$ (0.23)	$ (0.36)	$ (0.72)

Weighted average number of shares
outstanding; basic and diluted	2,328,710	605,596	2,141,539	752,418

(2) All common share amounts and per share amounts in these condensed consolidated financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
			November 1, 2006
	For the Nine Months		(Date of Inception)
	Ended August 31,		to August 31,
	2013	2012	2013
		Restated	(Cumulative)
		(Note 15)
Operating activities
Net loss	(770,885)	(541,486)	(4,682,623)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash interest expense	141,558	112,606	433,420
Interest expense - beneficial conversion feature
of convertible note and advance payable	160,000	140,000	287,000
Loss from change in fair value of derivative
liability	133,462	(46,828)	133,462
Consulting fees paid in stock	-	53,838	583,338
Gain from settlement of related party balance	28,764	-	28,764
Share based compensation	75,000	88,150	804,600
Debt forgiveness	-	-	(15,286)
Accretion of ARO	527	1,639	7,681
Depreciation	-	-	4,651
Impairment of oil and gas costs	50,000	-	603,466
Other	-	2	21,329
Changes in assets and liabilities:
Prepaid expenses	-	1,119	-
Advance payable	-	-	50,000
Accounts payable and accrued liabilities	10,224	22,667	29,895
Net cash used in operating activities	(171,350)	(168,293)	(1,710,302)

Investing activities
Acquisition of property and equipment	-	-	(4,651)
Acquisition of mineral property option	-	(25,500)	(110,099)
Acquisition and development costs of
oil and gas properties	-	-	(387,517)
Net cash flows used in investing activities	-	(25,500)	(502,267)

Financing activities
Capital stock issued	-	-	1,419,000
Proceeds from convertible note payable	110,000	262,500	617,500
Due to related parties	25,375	9,000	190,817
Repayment convertible note payable	-	(57,655)	(57,655)
Proceeds from reverse acquisition	-	-	37,058
Net cash provided by financing activities	135,375	213,845	2,206,720

Effect of foreign exchange on cash	711	1,104	6,027

Change in cash	(35,264)	21,156	178
Cash at beginning of period	35,442	16,393	-
Cash at end of period	$ 178	$ 37,549	$ 178

Supplemental Cash Flow Information - Non-Cash Financial Transaction
Issuance of Convertible Debt	$ 50,000	$ -	$ 50,000

 See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(An Exploration Stage Company)

NOTES TO THE CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2012. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2012, has been omitted. The results of operations for the nine-month period ended August 31, 2013 are not necessarily indicative of results for the entire year ending November 30, 2013.

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Note 2 Nature of Operations and Going Concern – (cont’d)

At August 31, 2013, the Company has a working capital deficit of $538,321. The Company has yet to achieve profitable operations, has accumulated losses of $4,682,623 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3 Recent Developed Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the condensed consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment ina foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) withina foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our condensed consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	August 31, 2013		November 30,2012
	INPUT	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	136,211	136,211	58,200	58,200
Total Financial Liabilities		$ 136,211	$ 136,211	$ 58,200	$ 58,200

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

Note 4 Financial Instruments and Risk Management (cont’d)

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

The Company’s cash is primarily held in large financial institutions.. Management believes that the credit risk with respect to cash and cash equivalents, is remote.

b)	Liquidity risk

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As at August 31, 2013, the Company had cash totaling 178 (November 30, 2012 - $35,442) to settle current liabilities of $538,499 (November 30, 2012 - $442,056). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

During the quarter ended May 31, 2013, the Company entered into a Property option agreement to acquire a mineral property in Mexico. Accordingly, future costs may be incurred in currencies other than its functional currency, which may result in increased exposure to foreign exchange risk.

The Company does not participate in any hedging activities to mitigate any gains or losses, which may arise as a result of exchange rate changes.

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

During the nine month period ended August31, 2013, the Company incurred $nil (nine months ended August 31, 2012 - $nil) of exploration expenditures on the property.

The Company is currently negotiating the final cash or stock payment with the vendor since the deadline for the $403,560 payment is not made by the Company on June 15, 2013.There is no assurance that the vendor will accept the offer from the Company for the final payment.

b) La Predilecta; La Predilecta II; La Crus and La Cascada Properties – Mexico

On May 30, 2013, the Company entered into a Property Option Agreement to acquire an option to purchase a 100% interest in four mining concessions known as La Predilecta; La Predilecta II; La Crus and La Cascada comprising approximately 1,181 hectares in the Miahuatlan District, in the southern portion of Centrales Region within Oaxaca State Mexico. The Company will hold its interest via a wholly owned Mexican subsidiary, which is yet to be incorporated when the Optionor receives the $100,000 cash.

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

As of this reporting period the initial $50,000 payment had been made is paid by an outside investor. The remaining $50,000 is past due as of August 31, 2013.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	August 31	November 30
	2013	2012

Amounts due to Director
Management fees	$30,000	$4,625

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with the Company President, which expires July 22, 2011. Pursuant to the contract, the President received 25,000 common shares having a fair value of $550,000. Should the contract be terminated prior to completion the President will return 1,000 shares to treasury for each unfulfilled month of the contract. The President will also receive $2,500 per month for months 1-3; $4,000 per month for months 4-6 and $5,000 per month for months 7-12 of the contract.

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

On July 18, 2011, the Company entered into a new employment contract with the Company President, which expires July 18, 2013. Pursuant to the contract, the President received 25,000 common shares having a fair value of $125,000. The President will receive $7,500 per month for months 13-24 of the contract. Unless the contract is terminated by either party giving 45 days written notice the contract will automatically renew. Should the contract be renewed then the President will receive 25,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.025 per share.

The fair value of the 25,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award during the nine month period ended August 31, 2013 the Company recorded management fees of $nil (nine month period ended August 31, 2012 - $62,400).

On July 16, 2012, the Company entered into an addendum to the contract, which expires July 15, 2014. Pursuant to the contract, the President received 75,000 common shares on July 2012, and will continue to receive 75,000 common shares upon each anniversary date of the addendum. The fair value of the shares received was $150,000. The President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

During the nine month period ended August 31, 2013, the Company recorded management fees of $30,000 to the President.

The fair value of the 75,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

During the nine month period ended August 31, 2013, the Company recorded management fees of $75,000 (six month period ended May 31, 2012 - $nil) pursuant to this stock award.

On May 30, 2013, the Company entered into a second addendum to the contract, which expires May 30, 2015. Pursuant to the contract, the President received 500,000 common shares upon signing the agreement, 221,250 shares were issued to settle amounts owing under prior contract of $22,125 and 278,750 shares are to be earned over the period of the contract. As before the President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 90 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.001 per share.

The fair value of the shares issued in settlement of amounts owing of $22,125 was $50,889. The difference between the recorded amount payable and the fair value of stock issued being $28,764 was charged to operations as management fees upon issuance.

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the nine month period ended August 31, 2013, the Company recorded management fees of $nil (six month period ended May 31, 2012 - $nil) pursuant to this stock award

Note 8 Convertible Notes Payable

	August 31,	November 30,
	2013	2012
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #11	-	42,500
Promissory Note #12	-	42,500
Promissory Note #13	75,000	75,000
Promissory Note #14	-	50,000
Promissory Note #15	88,000	-
Promissory Note #16	11,000	-
Promissory Note #17	11,000	-
Promissory Note #18	50,000	-
	325,000	300,000
Debt discount	(25,415)	-
Accrued interest	20,891	15,518
	$ 320,476	$ 315,518

As at August 31, 2013 and November 30, 2012, convertible notes payable are recorded net of unamortized debt discount of $25,415 and $nil respectively.

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

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the nine month period ended August 31, 2013, the Company accrued $107 (nine month period ended August 31, 2012 - $nil) in interest expense.

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

In December 2012, upon the holders option to convert becoming active, the Company recorded debt discount and a derivative liability of $38,600 being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended August 31, 2013, the Company recorded a loss of $3,700 (nine month period ended August 31, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $28,468 (nine month period ended May 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended August 31, 2013, the Company issued 192,576 common shares upon the conversion of $42,500 of the principal balance plus $1,700 accrued interest into common stock, and $42,300 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at August 31, 2013, accrued interest of $nil (November 30, 2012 - $1,593), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the nine month period ended August 31, 2013 the Company accrued $11,754 (nine month period ended August 31, 2012 - $nil) in interest expense.

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

In February 2013, upon the holders option to convert becoming active, the Company recorded debt discount and a derivative liability of $43,600 being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended August 31, 2013, the Company recorded a loss of $59,151 (nine month period ended August 31, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $43,600 (nine month period ended August 31, 2012 - $nil) was accreted to the statement of operations. The Company also issued 425,781 common shares upon the conversion of $42,500of the principal balance and $900 of accrued interest into common stock, and $78,751 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at August 31, 2013, accrued interest of $1,853 (November 30, 2012 - $978), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the nine month period ended August 31, 2013, the Company accrued $4,504 (nine month period ended August 31, 2012 - $nil) in interest expense.

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

During the nine month period ended August 31, 2013, the Company recorded a loss of $57,811 (nine month period ended August 31, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $49,585 (nine month period ended August 31, 2012 - $nil) was accreted to the statement of operations.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #13 (cont’d)

As at August 31, 2013, accrued interest of $5,803 (November 30, 2012 - $1,299) debt discount of $25,415 (November 30, 2012 - $nil) and a derivative liability of $136,211 (November 30, 2012 - $nil) was recorded.

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the nine month period ended August 31, 2013 the Company accrued $1,587 (nine month period ended August 31, 2012 - $nil) in interest expense.

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

Upon inception the Company recorded a debt discount and a derivative liability of $48,200 being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount has been charged immediately to the statement of operations as the note is due upon demand. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended August 31, 2013, the Company recorded a loss of $6,300 (nine month period ended August 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

During the nine month period ended August 31, 2013, the Company issued 245,867 common shares upon the conversion of $50,000 of the principal balance of the note into common stock, and $50,200 of the derivative liability was reclassified as additional paid in capital upon conversion.

As at August 31, 2013, accrued interest of $2,095 (November 30, 2012 - $507), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $45,200) was recorded.

The Company determined that Promissory notes # 6, 7, 8, and 10 should be accounted for in accordance with FASB ASC 470-20, which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes # 6, 7 and 8 and $0.02 for note 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (ie. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2013 interest expense relating to the beneficial conversion feature of convertible notes of $nil (nine months ended Augusts 31, 2012 - $97,000) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the nine month period ended August 31, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $159,000 (year ended November 30, 2012 - $120,000). During the nine month period ended August 31, 2013, $137,600 (year ended November 30, 2012, $172,800) of convertible notes payable and accrued interest was converted into common stock of the Company. For the nine month period ended August 31, 2013, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $214,451 (year ended November 30, 2012 - $228,500) was reclassed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the nine month period ended August 31, 2013, the Company recognized a loss of $133,462 (year ended November 2012 - $40,600) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	August 31,	November 30,
	2013	2012
Balance, beginning of year	$ 58,200	$ 129,000
Initial recognition of derivative liability	159,000	117,100
Fair value change in derivative liability	133,462	40,600
Conversion of derivative liability to APIC	(214,451)	(228,500)
Balance as of August 31, 2013	$ 136,211	$ 58,200

Note 10 Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the year ended November 30, 2012, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $nil at November 30, 2012. As of August 31, 2013 and November 30, 2012, the Company determined the asset retirement obligation to be $17,372 and $16,845, respectively.

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

(November 30, 2012 - none issued)

750,000,000 Common shares par value $0.10 –2,418,470 issued

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

Common Stock

Between December 12, 2012 and August 31, 2013, the Company issued an aggregate of 245,868 common shares with an aggregate fair value of $100,200, upon the conversion of $50,000 of a convertible note, which was due upon demand.

Between January 12, 2013, and August 31, 2013, the Company issued 192,576 common shares with an aggregate fair value of $86,500, upon the conversion of accrued interest of $1,700 and $42,500 principal of a convertible note.

Between May 2, 2013 and August 31, 2013, the Company issued 189,679 common shares with an aggregate fair value of $51,300, upon the conversion of $25,900 of a convertible note.

Between June 1, 2013, and August 31, 2013, the Company issued 236,102 common shares upon the conversion of accrued interest of $900 and $16,600 principal of a convertible note.

Note 12. Supplemental Disclosure with Respect to Cash Flows

During the nine month period ended August 31, 2013, the following non-cash investing and financing activities occurred:

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

iv)

An aggregate of 425,781 common shares were issued with a fair value of $70,532 upon the partial conversion into stock of accrued interest of $900 and $42,500 of the principal of a convertible note payable.

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

Note 15 Prior Year Restatement

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

The Company has determined that certain transactions relating to the convertible notes payable were not correctly accounted for in the three and six month periods ended May 31, 2012 and accordingly the results of the six and three month periods ended May 31, 2012 have been restated.

The Company did not recognize any embedded derivative liabilities arising upon the inception or during the term of certain convertible notes payable. As a result of this, at May 31, 2012, the value of the convertible notes on the balance sheet was overstated by $150,724 and derivative liabilities were understated by $170,900.

In the condensed consolidated statement of loss, for the six month period ended May 31, 2012 accretion of convertible debt and interest discount expense was overstated by $68,311, interest expense on beneficial conversion feature of convertible notes was overstated by $140,000 gain on elimination of convertible debt was overstated by $21,888 and interest expense was understated by $162,868. Finally, the loss on change in fair value of derivative liability was understated by $40,200.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors, which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We did not make the payment as of June 15, 2013.  We are in negotiations to extend the payment date.  No assurance can be made, however, that we will come to terms with Mr. Dupasquier. As such, we may lose our option on the property.  Company is confident that this will not impact its ability to retain property.

During the year ended November 30, 2012, we incurred $8,639 on exploration expenditures on the property. During the nine months ended August 31, 2013, we incurred $0 on exploration expenditures on the property.

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

In September 2009, we received a Technical Report on the Zoro 1 mineral claim. The report was authored by Mr. Mark Fedikow, PhD., and P.Eng. of Mount Morgan Resources Ltd. The objectives of the report were to summarize the geology, review the historic ore reserves, and economic potential of the spodumene-bearing dykes delineated on the property and their surrounding geological environment.

A historic reserve estimate for Lithium oxide (Li2O) has been calculated on limited drilling on a single dyke on the Zoro 1 mineral claim. Drill indicated spodumene reserves coupled with data from trenching have been calculated with a total undiluted tonnage given as 1,727,550 at 0.945% Li2O. However, the historic data upon which the resource of 1,727,550 tons grading 0.945% Li2O was based is not dispositive. When the historic work was done, there was no “Qualified Person” in place, assay labs were not ISO Certified and insufficient drilling was undertaken to define the resource. It therefore became necessary to conduct more exploration activities to support the limited historic data available.

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

Altogether 170 channel samples were sent for assay at Activation Laboratories in Ancaster, Ontario. The samples were analyzed to confirm historical lithium assays, and to assess the pegmatite for rare earth elements, including gold, rubidium, niobium, tantalum, tin, tungsten, and beryllium, all of which add to the prospectively and economic viability of the Zoro 1 property.

Analysis of the channel samples collected from historic trenches in the pegmatite target has confirmed that a significant zone of lithium mineralization is present on the Zoro 1 claim. Analytical results are summarized in Table 1, which is attached to our annual report as Exhibit 99.2 that we filed with the Securities and Exchange Commission on February 23, 2012.

With the current and future importance of lithium and the mineralized zone at Zoro 1, we are now preparing for the next phase of our exploration program. This phase, which will require a drill program, will assess the third dimension of the deposit and its historic resource, and determine the economic viability of mining the resource. This will be dependent on the Company maintaining control of the property.

We plan to continue to explore the Zoro 1 mineral claim using the Exploration Recommendations outlined by Dr. Fedikow in the NI 43-101 Technical Report, which are set forth below along with a table of recommended expenditures.

Initially, the Zoro 1 pegmatite’s should be the focus of the following exploration approaches. These are as follows:

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

6.

A grid should be re-established on the property and an attempt made to tie-in the collar locations of all-previous drilling. This information would help to structure new diamond drill programs. Initially, an attempt should be made to re-construct the historic grid although it is unlikely this will be possible given the length of time that has elapsed since the grid was first cut.

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

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

An NI 43-101 Report was prepared on the Tres Hermanas Silver-Lead-Zinc Property by Geologists Richard R. Culbert and David M. Pollard. A brief description of their Report follows.

The Tres Hermanas Property comprises 3,671 hectares, covering a mountainous area in the vicinity of the village of San Sebastian Rio Dulce, some 50 kilometers southwest of the city of Oaxaca.

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

The exploration conducted so far has yielded consistently encouraging results from surface sampling, adit sampling, soil geochemistry and four diamond drill cores. Looking forward, future work within a Phase I budget of $796,385, will include further soil geochemistry that extends the current grid further to the south-west, ground geophysics, in the form of a resistivity survey, Magnetometry and I.P. together with a 3,000 meter drilling program. This program will consist of approximately 26 drill holes focusing on the San Sebastian structure.

If this program gives the positive results that are anticipated, further funding will be sought (Phase II). This funding would finance a further 10,000 meters of drilling together with opening up all the adits with conventional mining equipment. These adits could then be mapped and sampled. Following this, an underground drilling program, using bazooka drills, should establish a measured and indicated resource. Bulk metallurgical tests would then be necessary to determine what concentrates can be produced at the mine and, how effectively local smelters would be able to recover these metals from the concentrate. A scoping study would then be undertaken to consider the economic viability of the project.

RESULTS OF OPERATIONS

Working Capital

	August 31, 2013	November 30, 2012
	$	$
Total Current Assets	178	35,442
Total Current Liabilities	538,499	442,056
Working Capital (Deficit)	(538,321)	(406,614)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	August 31, 2013	August 31, 2012
	$	$
Revenue	-	-
Operating Expenses	(379,940)	(446,509)
Other Expenses, net	(390,945)	(94,977)
Net Income (Loss)	(770,885)	(541,486)

Results for the Quarter Ended August 31, 2013 Compared to the Quarter Ended August 31, 2012.

Operating Revenues

The Company’s revenues for the quarter ended August 31, 2013, and August 31, 2012, were $Nil and $Nil, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Net Loss from Operations

The Company’s net loss from operations for the quarter ended August 31, 2013, and August 31, 2012, was $(202,387) and $(165,195), respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended August 31, 2013, and August 31, 2012, were $202,387 and $165,195, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the quarter ended August 31, 2013, was $480,940 compared with a net loss of $140,225 for the quarter ended August 31, 2012.  The decrease in loss is due to a decrease in operating and administrative expenses.

Results for the Nine Months Ended August 31, 2013 Compared to the Nine Months Ended August 31, 2012.

Operating Revenues

The Company’s revenues for the Nine months ended August 31, 2013, and August 31, 2012, were $Nil and $Nil, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Net Loss from Operations

The Company’s net loss from operations for the Nine months ended August 31, 2013, and August 31, 2012, was $(379,940) and $(446,509), respectively.

General and Administrative Expenses

General and administrative expenses for the Nine months ended August 31, 2013, and August 31, 2012, were $379,940 and $446,509, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the Nine months ended August 31, 2013, was $770,885 compared with a net loss of $541,486 for the Nine months ended August 31, 2012.  The decrease in loss is due to a decrease in operating expenses and administrative fees.

Results for the Period from November 1, 2006(inception of exploration state) Through August 31, 2013.

Operating Revenues

The Company’s revenues for the period from November 1, 2006(inception of exploration state) through August 31, 2013 were $Nil.

Net Loss from Operations

The Company’s net loss from operations for the period from November 1, 2006, (inception of exploration state) through August 31, 2013, was $3,812,039.

General and Administrative Expenses

General and administrative expenses for the period from November 1, 2006, (inception of exploration state) through August 31, 2013, were $3,812,039.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from November 1, 2006, (inception of exploration state) through August 31, 2013, was $4,682,623.

Liquidity and Capital Resources

As at August 31, 2013, the Company had a cash balance and asset total of $178 and $340,277 respectively, compared with $35,442 and $375,541 of cash and total assets, respectively, as at November 30, 2012. The decrease in cash was due to the payments of professional fees and the decrease in total assets was due to the decrease in cash.

As at August 31, 2013, the Company had total liabilities of $555,871 compared with $458,901 as at November 30, 2012. The decrease in total liabilities was attributed to the decrease in accounts payable.

The overall working deficit increased from $406,614 deficit at November 30, 2012, to $538,321at August 31, 2013, due to an increase in convertible notes payable.

Cashflow from Operating Activities

During the Nine months ended August 31, 2013, cash used in operating activities was $(171,350) compared to $(168,293) for the Nine months ended August 31, 2012. The decrease in the amounts of cash used for operating activities was primarily due to an increase in change in fair value of derivative liabilities and interest expenses.

Cashflow from Investing Activities

During the Nine months ended August 31, 2013, cash used in investing activities was $Nil compared to ($25,500) for the Nine months ended August 31, 2012.

Cashflow from Financing Activities

During the Nine months ended August 31, 2013, cash provided by financing activity was $135,375 compared to $213,845 for the Nine months ended August 31, 2012.  The decrease in cash provided by financing activities is due to the Company’s receiving less in advances from officers, but was offset by private placements from investors during the quarter.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the end of this period covered by this report to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, a series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement this initiative; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended August 31, 2013, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On June 26, 2013, we issued 4,000,000 shares of preferred stock to Highlander Overseas, Inc. in connection with a Mineral Property Acquisition Agreement.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $11,000.00 with a March 1, 2014 maturity date.

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $11,000.00 with an April 1, 2014 maturity date.

On October 11, 2013, the Company authorized and directed to amend and restate the $20,000.00 note originally issued to Geotech International, Ltd on February 15, 2012, Promissory Note #6, into a new promissory note to Direct Capital Group Inc. in the amount of $20,000.00 to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

On October 11, 2013, the Company authorized and directed to amend and restate the $20,000.00 note originally issued to Pea Soup Inc. on February 15, 2012, Promissory Note #7, into a new promissory note to Direct Capital Group Inc. in the amount of $20,000.00 to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

On October 11, 2013, the Company authorized and directed to amend and restate the $20,000.00 note originally issued to Watermark Holdings Inc. on February 15, 2012, Promissory Note #8, into a new promissory note to Direct Capital Group Inc. in the amount of $20,000.00 to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on June 13, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
4.01	2012 Employee and Consultant Stock Compensation Plan.	Filed with the SEC on August 28, 2012 as part of our Registration Statement on Form S-8.
10.01	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
10.02	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
10.03	Assignment Agreement by and between the Company and G2 Petroleum, LLC., dated June 20, 2009	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.04	Assignment Agreement by and between the Company and G2 Petroleum, LLC., dated September 16, 2009	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.05	Addendum to Participation Agreement by and between the Company and County Line Energy Corp., dated October 16, 2009	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.06	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009	Filed with the SEC on November 24, 2009 as part of our Current Report on Form 8-K.
10.07	Addendum to Participation Agreement by and between the Company and County Line Energy Corp., dated October 16, 2009	Filed with the SEC on March 15, 2010, as part of our Annual Report on Form 10-K.
10.08	Commodity-Industry Analyst Agreement by and between the Company and Michael. Mathot, dated July 23, 2010	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.09	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.10	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 23, 2010 as part of our Current Report on Form 8-K.
10.11	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management, Ltd., dated August 3, 2010.	Filed with the SEC on September 9, 2010 as part of our Current Report on Form 8-K.
10.12	Separation Agreement by and between the Company and Michael. Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011 as part of our Current Report on Form 8-K.
10.13	Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.

10.14	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.15	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed herewith.
10.16	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed herewith.
10.17	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed herewith.
10.18	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed herewith.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed herewith.
10.20	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed herewith
10.21	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed herewith
10.22	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed herewith.
10.23	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed herewith.
10.24	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
16.01	Representative Letter from BDO Canada LLP, dated January 18, 2011	Filed with the SEC on January 20, 2011 as part of our Current Report on Form 8-K.
16.02	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013, as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE MINERALS CORPORATION
Dated: October 21, 2013	/s/ Tim DeHerrera
TIM DEHERRERA
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 21, 2013	/s/ Tim DeHerrera
By: TIM DEHERRERA Its: Director