Form 10-Q/A
period 2013-08-31
FORCE MINERALS CORP
filed 2013-10-22
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

(Amendment No.1)

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended August 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Explanatory Note

Force Minerals Corporation is filing the Amendment No. 1 (the “Form 10-Q/A ) to our Quarterly Report on Form 10-Q for the period ended August 31, 2013 (the “From 10-Q), filed with the U.S. Securities and Exchange Commission (“SEC”) on October 21, 2013, for the purpose of reformatting and language clarification. No other changes have been made to the Form 10-Q.

FORCE MINERALS CORPORATION*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Force Minerals Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Note 14 Prior Year Restatement

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

Net Loss

Net loss for the quarter ended August 31, 2013, was $480,940 compared with a net loss of $140,255 for the quarter ended August 31, 2012.  The decrease in loss is due to a decrease in operating and administrative expenses.

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