Form 10-K
period 2013-11-30
FORCE MINERALS CORP
filed 2014-03-17
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended November 30, 2013

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

FORCE MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-52494	98-0462664
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
6302 Mesedge Drive, Colorado Springs, CO 80919 (Address of principal executive offices)

(970) 660-8197 (Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class  Name of each exchange on which registered

None

Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

0

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No[]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reportingcompany	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2013was $632,864.97 based upon the price ($0.290) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of February 21, 2014, there were4,393,194shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “FORC”, “Force Energy Corp.,”“we”, “us” and “our” are references to Force Minerals Corp.All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Corporate History

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

Effective June 28, 2013, the Company with the approval from the Financial Industry Regulatory Authority (“FINRA”), the Company has among other things (i) changed its name from “Force Energy Corp.” to “Force Minerals Corporation”, and (ii) authorized and approved a reverse stock split of One for One Hundred (1:100) of our total issued and outstanding shares of common stock (the "Stock Split"). The Stock Split decreased our total issued and outstanding shares of common stock from 230,992,890 to 2,309,928 shares of common stock. The common stock will continue to be $0.001 par value. The shareholder record date was June 14, 2013. The Stock Split shares are payable upon surrender of certificates to the Company's transfer agent. Fractional shares will be rounded upward.

On October 28, 2013, the Board of Directors of the Company with the approval of a majority vote of its shareholders, designated four million (4,000,000) shares of the ten million (10,000,000) authorized preferred stock of our company as “Series A Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The Series A Preferred Stock has 100 votes per share and is convertible into shares of our common stock. The Holders of the Series A Preferred Stock, may not convert and hold more than 9.9% of the common stock outstanding at any one time.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2013.

La Predilecta Properties

On May 30, 2013, the Companyentered into a Mineral Property Acquisition Agreement (the "MPAA") with Highlander Overseas, Inc., a West Indies corporation (“Highlander”). Pursuant to the terms and conditions of the MPAA, Highlander shall grant the Company with the right to acquire one hundred percent (100%) of the mining interests in those certain four concessions known as La Predilecta, La Predilecta II, La Crus, and La Cascada (the “Property”) which is comprised of a total of approximately Three Thousand One Hundred Eighty One Hectares (3,181 ha) and is located in Miahuatlan District, in the Southern portion of Valles Centrales Region within Oaxaca State, Mexico. In exchange, the Company is required to: (i) pay two cash payments of Fifty Thousand dollars ($50,000) to Highlander for a total of One Hundred Thousand dollars ($100,000), the first payment of $50,000 is to be paid within 60 days after both parties have executed the MPAA, and the second payment is to be paid 90 days after both parties have executed the MPAA, and (ii) issue an aggregate of four million (4,000,000) restricted shares of the Company’s preferred common stock to Highlander, per the terms and conditions of the MPAA.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2013.

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

Competition

The mineral exploration and oil and gas industries, in general, are intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral or oil and gas claims (the “claims”). Our resources at the present time are limited. We may exhaust all of our resources and be unable to complete full exploration of our claims. There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities. If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations. These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the claims if a commercial viable deposit is found to exist.

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

Compliance with Government Regulation

We are required to obtain licenses and permits from various governmental authorities. These permits or licenses may include water and surface use permits, occupation permits, fire permits, timber permits,drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. Prior to being issued the various permits or licenses, the applicant must file a detailed work plan with the applicable government agency. Permits are issued on the basis of the work plan submitted and approved by the governing agency. Additional work on a given mineral property or a significant change in the nature of the work to be completed would require an amendment to the original permit or license.

As part of the permit or licensing requirements, the applicant may be required to post an environmental reclamation bond in respect to the work to be carried out on the mineral property. The amount of such bond is determined by the amount and nature of the work proposed by the applicant. The amount of a bond may also be increased with increased levels of development on the property.

We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits.As we have not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Subsidiaries

We have two wholly owned subsidiaries, FRC Exploration Ltd. (a British Columbia Corporation) and Nuance Exploration Ltd. (a British Columbia Corporation).

Employees

Currently our only employee is Tim DeHerrera. We do not expect any material changes in the number of employees over the next twelve month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.We plan to outsource independent consultant engineers and geologists on a part time basis to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operationsfor the foreseeable future.  Consultants will be retained on the basis of ability and experience.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

Our common stock is considered a "penny stock". The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the Common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a "low-priced" security or "penny stock" under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document, which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

The company continues to use significant amounts of cash for its business operations, which could result in us having insufficient cash to fund the company's operations and expenses under our current business plan.

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue our current business strategy. Any fluctuations or downturn in the securities market could adversely affect the value of our outstanding securities. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The search for valuable minerals also involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time, we have no coverage to insure against these hazards.  The payment of such liabilities may have a material adverse effect on our financial position.  In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

If we are unable to successfully compete within the mineral exploration business, we will not be able to achieve profitable operations.

The mineral exploration business is highly competitive.  This industry has a multitude of competitors and no small number of competitors dominates this industry with respect to any of the large volume metallic minerals.  Our exploration activities will be focused on attempting to located commercially viable mineral deposits on our claims.  Many of our competitors have greater financial resources than us.  As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities on our claims.  If we are unable to retain qualified personnel to assist us in conducting mineral exploration activities on our claims; if a commercially viable deposit is found to exist, we may be unable to enter into production and achieve profitable operations.

There is substantial uncertainty about the ability of Force Minerals Corp. to continue its operations as a going concern.

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to Force Minerals Corp., we believe that if we do not raise additional capital within 12 months, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations and you could lose your entire investment.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

Risks Related To Our Financial Condition

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We expect to incur continuing and significant losses into the foreseeable future.  As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration of our properties.  Our accumulated deficit will continue to increase as we continue to incur losses.  We may not be able to earn profits or continue operations if we are unable to generate significant revenues from the exploration of our mineral claims.  There is no history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

If we do not obtain adequate financing, our business will fail, resulting in the complete loss of your investment.

If we are not successful in earning revenues once we have started our planned sales activities, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

The company’s management could issue additional shares, since the company has 5,000,000,000 authorized common shares, diluting the current shareholders’ equity.

The Company has 5,000,000,000 common shares, of which 4,393,194are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 10,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, TimDeHerrera serves as our sole director and, therefore, has the ability to issue preferred stock without shareholder approval. As a result, our sole director could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell share of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Because we expect to incur losses in the future, failure to generate revenues will cause us to go out of business and your entire investment could be lost.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our operating results may prove unpredictable, which could result in the complete loss of your investment.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our services; fluctuations in the demand for secure online storage; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, infrastructure and general economic conditions.

If realized, any of these factors could have a material adverse effect on our business, financial condition and operating results, which could result in the complete loss of your investment.

As the company’s sole officer and director has other outside business activities, he may not be in a position to devote a majority of his time to the company, which may result in periodic interruptions or business failure.

Mr. DeHerrera our sole officer and director, has other business interests and currently devote approximately 20 hours per week to our operations. If the demands of the Company’s business requires more business time of our sole officer and director, he is prepared to adjust his timetable to devote more time to the Company’s business. However, he may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave the company, which could adversely affect the ability of the company to continue operations.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does have an employment agreement in place with its sole officer and directors. Their departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and directors.

In the case if the company is dissolved, it is unlikely that there will be sufficient assets remaining to distribute to the shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of its assets, if any, will be distributed to the shareholders only after the claims of the Company’s creditors are satisfied.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6302 Mesedge Drive, Colorado Springs, Denver, CO 80919.A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.” As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 3, 2007 trading under the symbol “NUNC”. On February 25, 2008, our symbol was changed to “FORC” to reflect our Company’s name change Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from December 1, 2012, through November 30, 2013,based on our fiscal year end November 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 – High		1.60	.35	.12
2013 – Low		0.21	.059	0.025
2012 – High	2.00
2012 – Low	0.25

Record Holders

As of February 21, 2014, there were 4,393,194shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 31 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

- a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

- a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
- a toll-free telephone number for inquiries on disciplinary actions;
- definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

- the bid and offer quotations for the penny stock;
- the compensation of the broker-dealer and its salesperson in the transaction;
- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
- monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 750,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Preferred Stock

On October 28, 2013, the Board of Directors of the Company with the approval of a majority vote of its shareholders, designated four million (4,000,000) shares of the ten million (10,000,000) authorized preferred stock of our company as “Series A Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The Series A Preferred Stock has 100 votes per share and is convertible into shares of our common stock. The Holders of the Series A Preferred Stock, may not convert and hold more than 9.9% of the common stock outstanding at any one time.

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities

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

From August 31, 2013 until November 30, 2013, we issued 586,139 common shares with an aggregate fair value of $16,826 upon the conversion of $10,900 of a convertible note which fell due on June 14, 2013.

Subsequent Issuances

From December 1, 2013 to February 14, 2014, the holders of a convertible notes converted a total of $21,023 of principal into 1,388,584shares of our common stock.

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,”

“intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	November 30, 2013 $	November 30, 2012 $
Current Assets	-	25,465
Current Liabilities	523,739	530,216
Working Capital (Deficit)	(523,739)	(504,751)

Cash Flows

	November 30, 2013 $	For the Period from November 1, 2006 (date of inception) to November 30, 2013 $
Cash Flows from (used in) Operating Activities	(279,920)	(1,820,610)
Cash Flows from (used in) Investing Activities	(1,160,000)	(1,162,268)
Cash Flows from (used in) Financing Activities	1,404,991	3,476,336
Net Increase (decrease) in Cash During Period	(35,442)	0

Results for the Year Ended November 30, 2013Compared to the Year Ended November 30, 2012

Revenues:

The Company’s revenues were $nil for the year ended November 30, 2013compared to $nil in 2012.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended November 30, 2013, compared to $nil in 2012.

General and Administrative Expenses:

General and administrative expenses for the year ended November 30, 2013, and November 30, 2012, were $527,555 and $660,180, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expensesand preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in management fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through November 30, 2013.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures

15

over their respective terms.  Interest associated with the derivative instruments for the year ended November 30, 2013 amounted to approximately $(306,706), compared to $(341,484) in 2012.  The change in value on derivative valuation expense for the year ended November 30, 2013 was $(107,920), compared to $(40,600) in 2012.

Net Loss:

Net loss for the year ended November 30, 2013, was $(898,106) compared with a net loss of $(1,072,264) for the year ended November 30, 2012.  The decreased net loss is due to a decrease in consulting fees, general and administrative expenses and convertible note expenses.

Results for the Period from November 1, 2006 (Inception of Exploration Stage) through November 30, 2013

Revenues:

The Company’s revenues were $nil for the year ended November 30, 2013, compare to $nil for the period from inception to November 30, 2013.

Cost of Revenues

The Company’s cost of revenue was $nil for the year ended November 30, 2013, compared to $nil for the period from inception to November 30, 2013.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company. For the year ended November 30, 2013, general and administrative expenses was $527,555 compared to $4,002,564 for the period from inception to November 30, 2013.

Other Income (Expense):

Other income (expense) for the period November 1, 2006 (Inception of Exploration Stage) through November 30, 2013was $(849,094). Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through November 30, 2013.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. Interest associated with the derivative instruments amounted to approximately $(728,879).

Net Loss.

Net loss for the period November 1, 2006 (Inception of Exploration Stage) through November 30, 2013,was $(4,809,844). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

16

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of November 30, 2013, total current assets were $nil, which consisted primarily of cash, inventory and deposits.

As of November 30, 2013, total current liabilities were $523,739, which consisted primarily of accounts payable and accrued expenses and convertible debentures. We had negative net working capital of $(523,739) as of November 30, 2013.

During the period from November 1, 2006 (Inception of Exploration Stage) through November 30, 2013, operating activities used cash of $(1,820,610). The cash used by operating activities related to general and administrative expenses, the purchase of inventory for resale and non-cash items related to derivative instruments. Except for cash in the amount of $nil from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $nil as of November 30, 2013.

Material Commitments

The Company’s material commitments were $nil as of November 30, 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's

17

estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FORCE MINERALS CORP. (F/K/A Force Energy Corporation)
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 17, 2014

To the Board of Directors:

We have audited the accompanying consolidated balance sheet of Force Minerals Corp-An exploration stage Company  (the “Company”) as of November 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Force Minerals Corporation as of November 30, 2012 were audited by other auditors whose report dated February 28, 2013 included an explanatory paragraph as to the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2013 and 2012-audited by the predecessor independent registered accounting firm, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended November 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

RCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	November 30,	November 30,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$ -	$ 35,442
Total Current Assets	-	35,442
Mineral property option	1,500,099	340,099
Total Assets	$ 1,500,099	$ 375,541

LIABILITIES
Current liabilities
Bank overdraft	$ 23	$ -
Accounts payable and accrued liabilities	97,942	43,713
Advances payable	20,000	20,000
Convertible notes payable, net of discount	313,884	315,518
Derivative liabilities	90,297	58,200
Due to related parties	1,593	4,625
Total Current liabilities	523,739	442,056

Asset retirement obligation	18,861	16,845
Total Liabilities	$ 542,600	$ 458,901

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 4,000,000 issued	4,000	-
Common stock, $0.1 par value; 750,000,000 shares
authorized; 3,004,610 shares issued (November 30, 2012 -
1,054,169 shares issued) (1)	300,461	105,417
Additional paid in capital	5,520,454	3,812,334
Deferred stock compensation	(64,112)	(95,400)
Accumulated other comprehensive income	6,540	6,027
Deficit accumulated during the development stage	(4,809,844)	(3,911,738)
Total Stockholders' Deficit	957,499	(83,360)
Total Liabilities and Stockholders' Deficit	$ 1,500,099	$ 375,541

(1) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERAL CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

			November 1, 2006
	Years ended		(Date of Inception)
	November 30,		to November 30,
	2013	2012	2013
Expenses
Accounting and audit fees	$ 39,928	$ 22,825	$ 349,874
Accretion of ARO	2,529	2,238	9,686
Advertising and promotion	78,000	-	78,000
Bank charges	223	1,176	5,666
Consulting fees	19,900	213,439	641,839
Depreciation	-	-	4,651
Investor relations	-	-	61,443
Legal fees	13,288	28,514	234,607
Management fees	314,162	234,825	1,696,762
Mineral property exploration costs	50,000	8,639	114,250
Office expenses	247	4,771	44,441
Oil and gas exploration costs	-	-	15,000
Rent	2,116	3,113	48,930
Tax penalties and interest	-	421	42,910
Transfer and filing fees	7,162	2,657	88,564
Travel	-	2,135	12,476
Write-off of oil and gas costs	-	135,427	553,466
Total expenses	527,555	660,180	4,002,564

Net Loss from Operations	$ (527,555)	$ (660,180)	$ (4,002,564)

Other Income and Expenses
Debt forgiveness	-	-	15,286
Loss on settlement of advance payable	-	(30,000)	(30,000)
Change in fair value of derivative liability	(107,920)	(40,600)	(107,920)
Interest expense	(306,706)	(341,484)	(728,879)
Interest income	2,261	-	2,419
Net loss before income taxes	(939,920)	(1,072,264)	(4,851,658)

Benefit (loss) from income tax	41,814	-	41,814

Net loss	$ (898,106)	$ (1,072,264)	$ (4,809,844)

Foreign currency translation adjustments	513	(1,364)	6,540

Comprehensive loss for period	$ (897,593)	$ (1,073,628)	$ (4,803,304)

Basic loss per share	$ (0.39)	$ (0.01)

Weighted average number of shares
outstanding; basic and diluted (2)	2,275,120	70,979,728

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
							Deficit
							Accumulated
					Additional	Deferred	during the	Total
	Common Stock		Preferred Stock		Paid-In	Stock	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Deficit
Capital stock issued for cash at $.005	23,000,000	$23,000	-	-	$ 92,000	$ -	$ -	$ 115,000
Less: commissions	-	-	-	-	(8,000)	-	-	(8,000)
Net (loss) for the year	-	-	-	-	-	-	(8,944)	(8,944)
Balance November 30, 2006	23,000,000	23,000	-	-	84,000	-	(8,944)	98,056

Pursuant to agreement of merger and
plan of reorganization	21,354,000	21,354	-	-	(24,058)	-	-	(2,704)
Capital stock issued for cash at $0.25	240,000	240	-	-	59,760	-	-	60,000
Capital stock issued for cash at $0.50	100,000	100	-	-	49,900	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	(79,859)	(79,859)
Balance November 30, 2007	44,694,000	44,694	-	-	169,602	-	(88,803)	125,493

Capital stock issued for cash at $0.75	1,000,000	1,000	-	-	749,000	-	-	750,000
Pursuant to consulting service
agreements at $1.35	300,000	300	.	-	404,700	-	-	405,000
Net (loss) for the year	-	-	-	-	-	-	(786,407)	(786,407)
Balance November 30, 2008	45,994,000	45,994	-	-	1,323,302	-	(875,210)	494,086

Capital stock issued for cash at $0.28	900,000	900	-	-	251,100	-	-	252,000
Capital stock issued for oil and gas
property	450,000	450	.	-	143,550	-	-	144,000
Net (loss) for the year	-	-	-	-	-	-	(403,082)	(403,082)
Balance November 30, 2009	47,344,000	47,344	-	-	1,717,952	-	(1,278,292)	487,004

Capital stock issued for cash at $0.20	500,000	500	-	-	99,500	-	-	100,000
Capital stock issued pursuant to
management services agreement at $ 0.22	2,500,000	2,500	-	-	547,500	(264,000)	-	286,000
Capital stock issued for debt settlement
at $0.25	643,267	643	-	-	160,174	-	-	160,817
Capital stock issued for cash at $0.20	250,000	250	-	-	49,750	-	-	50,000
Amortization of deferred compensation	-	-	-	-	-	93,800	-	93,800
Net (loss) for the year	-	-	-	-	-	-	(1,051,852)	(1,051,852)
Balance November 30, 2010	51,237,267	51,237	-	-	2,574,876	(170,200)	(2,330,144)	125,769

Capital stock issued for cash at .25	200,000	200	-	-	49,800	-	-	50,000
Capital stock issued pursuant to								-
mineral property agreement at .08	1,000,000	1,000	-	-	79,000	-	-	80,000
Capital stock issued pursuant to								-
management services agreement at .05	2,500,000	2,500	-	-	122,500	(125,000)	-	-
Amortization of deferred compensation	-	-	-	-	-	215,600	-	215,600
Net (loss) for the year	-	-	-	-	-	-	(501,939)	(501,939)
Balance November 30, 2011	54,937,267	54,937	-	-	2,826,176	(79,600)	(2,832,083)	(30,570)

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	97,000	-		97,000
Conversion of promissory notes to stock	2,486,549	2,487	-	-	62,813	-	-	65,300
Conversion of promissory notes to stock	6,956,813	6,957	-	-	68,643	-	-	75,600
Conversion of promissory notes to stock	14,344,432	14,344	-	-	246,056	-	-	260,400
Capital stock issued upon conversion of
advance payable to common stock at $0.02	3,000,000	3,000	-	-	57,000	-	-	60,000
Capital stock issued pursuant to consultancy
agreement at $0.02	2,691,926	2,692	-	-	51,146	-	-	53,838
Capital stock issued pursuant to consultancy
agreement at $0.028	6,000,000	6,000	-	-	118,500	-	-	124,500
Capital stock issued pursuant to management
services contract at $0.02	7,500,000	7,500	-	-	142,500	(150,000)	-	-
Capital stock issued for mineral property
option agreement at $0.02	7,500,000	7,500	-	-	142,500	-	-	150,000
Amortization of deferred compensation	-	-	-	-	-	134,200	-	134,200
Net (loss) for the year	-	-	-	-	-	-	(1,073,628)	(1,073,628)
Balance November 30, 2012	105,416,987	105,417	-	-	3,812,334	(95,400)	(3,905,711)	(83,360)

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	248,000	-	-	248,000
Conversion of promissory notes to stock
December 1, 2012 - February 28, 2013	22,884,615	22,885	-	-	27,115	-	-	50,000
Conversion of promissory notes to stock
March 1, 2013 - May 31, 2013	39,927,652	39,927	-	-	30,172	-	-	70,099
Conversion of promissory notes to stock
June 1, 2013 - August 31, 2013	23,610,236	23,610	-	-	(6,110)	-	-	17,500
Conversion of promissory notes to stock
September 1, 2013 - November 30, 2013	58,613,900	58,614	-	-	(46,874)	-	-	11,740
Elimination of derivative liabilities	-	-	-	-	234,823	-	-	234,823
Stock for property option	-	-	4,000,000	4,000	1,156,000	-	-	1,160,000
Stock for management fees	22,125,000	22,125	-	-	28,764	-	-	50,889
Stock for deferred remuneration	27,875,000	27,875	-	-	36,237	(64,112)	-	-
Amortization of deferred compensation	-	-	-	-	-	95,400	-	95,400
Rounding from partial to full shares	7,610	8	-	-	(8)	-	-	(0)
Reverse stock split 100:1	(297,456,390)
Net (loss) for the year	-	-	-	-	-	-	(897,593)	(897,593)
Balances for November 30, 2013	3,004,610	$300,461	4,000,000	$4,000	$5,520,454	$(64,112)	$(4,803,304)	$957,499

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
			November 1, 2006
	Years Ended		(Date of Inception)
	November 30,		to November 30,
	2013	2012	2013
Operating activities
Net loss	(897,593)	(1,073,628)	(4,803,304)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash interest expense	159,956	244,484	485,129
Interest expense - beneficial conversion feature
of convertible note and advance payable	146,750	127,000	273,750
Loss from change in fair value of derivative
liability	107,920	40,600	107,920
Consulting/management fees paid in stock	22,125	178,338	22,125
Gain from settlement of related party balance	28,764	-	612,102
Share based compensation	95,400	134,200	825,000
Debt forgiveness	-	-	(15,286)
Accretion of ARO	2,529	2,238	9,686
Depreciation	-	-	4,651
Impairment of oil and gas costs	-	135,427	553,466
Other	-	-	(148)
Changes in assets and liabilities:
Prepaid expenses	-	1,119	-
Advance payable	-	-	50,000
Accounts payable and accrued liabilities	54,229	(5,158)	54,299
Net cash used in operating activities	(279,920)	(215,380)	(1,820,610)

Investing activities
Acquisition of property and equipment	-	-	(4,651)
Acquisition of mineral property option	(1,160,000)	(50,499)	(1,270,099)
Acquisition and development costs of
oil and gas properties	-	-	(387,517)
Net cash flows used in investing activities	(1,160,000)	(50,499)	(1,662,267)

Financing activities
Bank overdraft	23	-	23
Capital stock issued	-	-	1,419,000
Preferred stock issued	1,160,000	-	1,160,000
Proceeds from convertible note payable	248,000	337,500	755,500
Due to related parties	(3,032)	4,000	162,410
Repayment convertible note payable	-	(57,655)	(57,655)
Proceeds from reverse acquisition	-	-	37,058
Net cash provided by (used in) financing activities	1,404,991	283,845	3,476,336

Effect of foreign exchange on cash	(513)	1,083	6,540

Change in cash	(35,442)	19,049	(0)
Cash at beginning of period	35,442	16,393	-
Cash at end of period	$ 0	$ 35,442	(0)

See accompanying notes to the Condensed Consolidated Financial Statements

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

At November 30, 2013, the Company has a working capital deficit of $523,739. The Company has yet to achieve profitable operations, has accumulated losses of $4,809,844 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	NOVEMBER 30, 2013		NOVEMBER 30, 2012
	INPUT	CARRYING ESTIMATED		CARRYING ESTIMATED

	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	90,297	90,297	58,200	58,200
Total Financial Liabilities		$ 90,297	$ 90,297	$ 58,200	$ 58,200

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

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As at November 30, 2013, the Company had cash totaling $nil

(November 30, 2012 - $35,442) to settle current liabilities of $523,739 (November 30, 2012 - $442,056). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

During the year ended November 30, 2013, the Company entered into a Property option agreement to acquire a mineral property in Mexico. Accordingly, future costs may be incurred in currencies other than its functional currency, which may result in increased exposure to foreign exchange risk.

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

Note 5 Mineral Properties

a) La Predilecta; La Predilecta II; La Crus and La Cascada Properties – Mexico

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

As of this reporting period the initial $50,000 payment had been made and is being paid by an outside investor. The remaining $50,000 is past due as of August 31, 2013.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	2013	2012
Amounts due to Director
Tim DeHerrera	$ 250	$ 4,625
Syndication Capital	1,343	-
	$ 1,593	$ 4,625

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

Pursuant to this stock award during the year ended November 30, 2013, the Company recorded management fees of $nil (year ended November 30, 2012 $nil).

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

Pursuant to this stock award during the year ended November 30, 2013 the Company recorded management fees of $nil (year ended November 30, 2012 - $79,600).

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

During the year ended November 30, 2013, the Company recorded management fees of $95,400 (year ended November 30, 2012 - $54,600) pursuant to this stock award.

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

The fair value of the shares issued in settlement of amounts owing of $22,125 was $50,889. The difference between the recorded amount payable and the fair value of stock issued being $28,762 was charged to operations as management fees upon issuance.

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the year ended November 30, 2013, the Company recorded management fees of $120,000 (year ended November 30, 2012 - $nil) pursuant to this stock award.

	2013	2012
Amounts charged by Director
Management fees	$ 244,162	$ 234,825

Note 8 Convertible Notes Payable

	November 30,	November 30,
	2013	2012
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #11	-	42,500
Promissory Note #12	-	42,500
Promissory Note #13	64,060	75,000
Promissory Note #14	-	50,000
Promissory Note #15	88,000	-
Promissory Note #16	11,000	-
Promissory Note #17	11,000	-
Promissory Note #18	50,000	-
Promissory Note #19	11,000	-
Promissory Note #20	11,000	-
Promissory Note #21	16,000	-
Promissory Note #22	50,000	-
	$ 402,060	$ 300,000
Debt discount	(101,250)	-
Accrued interest	13,074	15,518
	$ 313,884	$ 315,518

As at November 30, 2013 and November 30, 2012, convertible notes payable are recorded net of unamortized debt discount of $(101,250) and $nil respectively.

Promissory Note #6

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.On October 11, 2013, the Company authorized and directed to amend and restate the noteinto a new promissory note to Direct Capital Group Inc. and to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

Promissory Note #7

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.On October 11, 2013, the Company authorized and directed to amend and restate the noteinto a new promissory note to Direct Capital Group Inc. and to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

Promissory Note #8

On February 15, 2012, the Company received $20,000 cash and the Company issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand. On October 11, 2013, the Company authorized and directed to amend and restate the noteinto a new promissory note to Direct Capital Group Inc. and to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

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

 During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of convertible notes of $nil (year ended November, 2012 - $97,000) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the year ended November 30, 2013, the Company accrued $107 (year ended November 30, 2012 - $1,593) in interest expense.

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

During the year ended November 30, 2013, the Company recorded a loss of $4,300 (year ended November 30, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $38,600 (year ended November 30, 2012 - $nil) was accreted to the statement of operations.

During the year ended November 30, 2013, the Company issued 192,576 common shares upon the conversion of $42,500 of the principal balance plus $1,700 accrued interest into common stock, and $42,300 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at November 30, 2013, accrued interest of $nil (November 30, 2012 - $1,593), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the year ended November 30, 2013 the Company accrued $722 (year ended November 30, 2012 - $978) in interest expense.

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

During the year ended November 30, 2013, the Company recorded a loss of $60,551 (year ended November 30, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $43,600 (year ended November 30, 2012 - $nil) was accreted to the statement of operations.

During the year ended November 30, 2013 the Company issued 425,781 common shares upon the conversion of $42,500of the principal balance and $1,700 of accrued interest into common stock, and $104,151 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at November 30, 2013, accrued interest of $nil (November 30, 2012 - $978), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $nil) was recorded.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the year ended November 30, 2013, the Company accrued $5,882 (year ended November 30, 2012 - $1,299) in interest expense.

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

During the year ended November 30, 2013, the Company recorded a loss of $33,869 (year ended November 30, 2012 – $nil) due to the change in value of the derivative liability during the period, and debt discount of $75,000 (year ended November 30, 2012 - $nil) was accreted to the statement of operations.

During the year ended November 30, 2013, the Company issued 558,167 common shares upon the conversion of $10,940 of the principal balance into common stock, and $20,372 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at November 30, 2013, accrued interest of $7,181 (November 30, 2012 - $1,299) debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $90,297 (November 30, 2012 - $nil) was recorded.

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the year ended November 30, 2013 the Company accrued $1,588 (year ended November 30, 2012 - $507) in interest expense.

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

Upon inception the Company recorded a debt discount and a derivative liability of $45,200 being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount has been charged immediately to the statement of operations as the note is due upon demand. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2013, the Company recorded a loss of $6,300 (year ended November 30, 2012 - $nil) due to the change in value of the derivative liability during the period.

During the year ended November 30, 2013, the Company issued 245,867 common shares upon the conversion of $50,000 of the principal balance of the note into common stock, and $51,500 of the derivative liability was reclassified as additional paid in capital upon conversion.  The holder of the note waived the remaining interest balance and a credit of $2,095 was charged to the statement of operations.

As at November 30, 2013, accrued interest of $nil (November 30, 2012 - $507), debt discount of $nil (November 30, 2012 - $nil) and a derivative liability of $nil (November 30, 2012 - $45,200) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $3,510 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $88,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $366.47 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $292 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $1,260 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $50,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $217 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $145 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $102 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2013, the Company accrued $102 (November 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $50,000 (November 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the year ended November 30, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $159,000 (year ended November 30, 2012 - $117,100). During the year ended November 30, 2013, $49.340 (year ended November 30, 2012, $172,800) of convertible notes payable and accrued interest was converted into common stock of the Company. For the year ended November 30, 2013, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $234,823 (year ended November 30, 2012 - $228,500) was reclassed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the year ended November 30, 2013, the Company recognized a loss of $107,920 (year ended November 2012 - $40,600) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	November 30,	November 30,
	2013	2012
Balance, beginning of year	$ 58,200	$ 129,000
Initial recognition of derivative liability	159,000	117,100
Fair value change in derivative liability	107,920	40,600
Conversion of derivative liability to APIC	(234,823)	(228,500)
Balance as of November 30, 2013	$ 90,297	$ 58,200

Note 10 Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the year ended November 30, 2012, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $nil at November 30, 2012. As of November 30, 2013 and November 30, 2012, the Company determined the asset retirement obligation to be $18,861 and $16,845, respectively.

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total asset retirement obligations at February, 2013 to be $16,889 based on a total undiscounted liability of $17,057 (Cdn$17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	November 30,	November 30,
	2013	2012
Balance, beginning of year	$ 16,845	$ 13,524
Liabilities incurred	-	-
Accretion expense	2,529	2,238
Effect of foreign exchange	(513)	1,083
	$ 18,861	$ 16,845

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2012 - none issued)

750,000,000 Common shares par value $0.10 –3,004,610 issued

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

Common Stock

Between December 12, 2012 and November 30, 2013, the Company issued an aggregate of 245,868 common shares with an aggregate fair value of $100,200, upon the conversion of $50,000 of a convertible note, which was due upon demand.

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

Between September 1, 2013, and November 30, 2013, the Company issued 558,167 common shares upon the conversion of principal of $10,940 of a convertible note.

Note 12. Supplemental Disclosure with Respect to Cash Flows

During the year ended November 30, 2013, the following non-cash investing and financing activities occurred:

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

iv)

An aggregate of 453,753 common shares were issued with a fair value of $70,532 upon the partial conversion into stock of accrued interest of $1,700 and $42,500 of the principal of a convertible note payable.

v)	221,250 common shares were issued with a fair value of $50,888 to settle amounts owing to the President amounting to $22,125.

vi)	278,750 common shares were issued pursuant to a management fee contract with the President.
vii)	An aggregate of 558,167 common shares were issued with a fair value of $16,826 upon the partial conversion into stock of $10,940 of the principal of a convertible note payable.

During the year ended November 30, 2012, the following non-cash investing and financing activities occurred:

i)	26,919 common shares were issued pursuant to a consultancy agreement.

ii)	An aggregate of 24,865 common shares were issued with a fair value of $65,300 upon the conversion into stock of $33,800 of accrued interest and principal of a convertible note payable.

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

F- 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

(A)           PREVIOUS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(i)	On October 21, 2013, Anton & Chia LLP (the “Former Accountant”) resigned as the independent registered public accounting firm of the Company.

(ii)	The Company’s Board of Directors participated in and approved the decision to accept the Former Accountant’s resignation.

(iii)

The reports of Former Accountant on the Company’s consolidated unaudited financial statements for the audit as of November 30, 2012, and for the interim periods through August 31, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

(iv)

The Company has provided the Former Accountant with a copy of the disclosures it is making in response to this Item.  The Company has requested the Former Accountant to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree.  The Company has filed the letter furnished by the Former Accountant as an exhibit as part of its Current Report on Form 8-K that was filed with the SEC on October 25, 2013, and is incorporated by reference herein.

 (B)           NEW INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On November 18, 2013, the Company engaged W. T. Uniack & Co. CPA’s as its new independent registered public accounting firm.  During the two most recent fiscal years and through November 18, 2013, the Company had not consulted with W. T. Uniack & Co. CPA’s regarding any of the following:

1.

The application of accounting principles to a specific transaction, either completed or proposed;

2.

2. The type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advice that W. T. Uniack & Co. CPA’s concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial report issues; or

3.

Any matter that was the subject of a disagreement, as that term is defined in item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2013, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer, who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending November 30, 2013,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

Name Change and Reverse Stock Split

Effective June 28, 2013, the Company with the approval from the Financial Industry Regulatory Authority (“FINRA”), the Company has among other things (i) changed its name from “Force Energy Corp.” to “Force Minerals Corporation”, and (ii) authorized and approved a reverse stock split of One for One Hundred (1:100) of our total issued and outstanding shares of common stock (the "Stock Split"). The Stock Split decreased our total issued and outstanding shares of common stock from 230,992,890 to 2,309,928 shares of common stock. The common stock will continue to be $0.001 par value. The shareholder record date was June 14, 2013. The Stock Split shares are payable upon surrender of certificates to the Company's transfer agent. Fractional shares will be rounded upward.

Certificate of Designation

On October 28, 2013, the Board of Directors of the Company with the approval of a majority vote of its shareholders, designated four million (4,000,000) shares of the ten million (10,000,000) authorized preferred stock of our company as “Series A Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The Series A Preferred Stock has 100 votes per share and is convertible into shares of our common stock. The Holders of the Series A Preferred Stock, may not convert and hold more than 9.9% of the common stock outstanding at any one time.

Convertible Promissory Notes:

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

On November 1, 2013, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with a May 1, 2014 maturity date.

On November 30, 2013, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $50,000 with a May 30, 2014 maturity date.

On December 1, 2013, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with a June 1, 2014 maturity date.

On January 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with a July 1, 2014 maturity date.

On February 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with an August 1, 2014 maturity date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
Tim DeHerrera	56	President, Secretary, Treasurer, Chairman,Director	July 21, 2010

The Board of Directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Tim DeHerrera:Mr. DeHerrera currently serves as a director of the publicly held corporation Grid Petroleum Corp. He was President of Bonfire Productions Inc. from September 2009 until May 2010. During January 2008 until January 2010, he was also President and Chairman of the Intervision Network Corporation. Intervision Network, was a technology business in IPTV broadcasting and related live Internet-based multimedia transmission technologies including a global content delivery network. From May 2006 until December 2007 he was President of Atlantis Technology Group a technology based company. Lastly, during the past several years he has been a consultant to several other companies.

Identification of Significant Employees

We have no significant employees, other than Tim DeHerrera, our President, Treasurer, Secretary, Director and Chairman.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended November 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended November 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended November 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal year ended November 30, 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 11/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tim DeHerrera Director (1)	2013	$120,000	-0-	-95,400-	-0-	-0-	-0-	-$90,000-	$305,400
	2012	$111,275	-0-	75,000	-0-	-0-	-0-	-0-	$186,275

(1) The Company’s officer and director currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Force Minerals Corp., and the research and development associated with expanding the Company to new markets. Mr. DeHerrera is the President, Secretary, Treasurer, Director and Chairman of the Company.	(2)

Narrative Disclosure to Summary Compensation Table

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

o

Corporate and Client Restructuring

o

Review and assisting in preparation of corporate filing

•

DeHerrera will earn an annual salary of $99,500 payable as follows:

o

$2,500 per month for the first three months of employment; $4,000 per month for months 4-6 of employment; and $5,000 per month for the final six months of the employment term. If we do not possess the capital to make cash payments to DeHerrera, then the monies owed him shall accrue as insider debt, which DeHerrera will have the option to convert into shares of our common stock at $.10 per share; and

o

2,500,000 shares of our stock which was payable upon execution of the Agreement. If the Agreement is terminated by either DeHerrera or us, then DeHerrera shall owe to us an amount of shares equal to 100,000 shares multiplied by the number of months he failed to work for us during that time period from July 23, 2010 to July 22, 2011.

•

The Agreement may be terminated with 30 days’ notice by either us or DeHerrera.

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

On July 16, 2012, we entered into an addendum to the contract which expires on July 15, 2014. Pursuant to the contract DeHerrera received 7,500,000 common shares and will continue to receive 7,500,000 common shares upon the anniversary of the addendum. DeHerrera will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If we do not have sufficient cash resources to settle the cash element of the contract, then at the request of DeHerrera any accrued unpaid fees may be converted into common stock at $0.01 per share.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended November 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	EquityIncentivePlanAwards:Market orPayoutValue ofUnearnedShares,Units orOtherRightsThatHave Not Vested(#)
Tim DeHerrera	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Indemnification

No director of the Company will have personal liability to the Company or any of its stockholders for monetary damages for breach of fiduciary duty as a director involving any act or omission of any such director since provisions have been made in the Articles of Incorporation limiting such liability.  The foregoing provisions shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of law, (iii) under applicable Sections of the Nevada Revised Statutes, (iv) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes or, (v) for any transaction from which the director derived an improper personal benefit.

The Bylaws provide for indemnification of the directors, officers, and employees of the Company in most cases for any liability suffered by them or arising out of their activities as directors, officers, and employees of the Company if they were not engaged in willful misfeasance or malfeasance in the performance of his or her duties; provided that in the event of a settlement the indemnification will apply only when the Board of Directors approves such settlement and reimbursement as being for the best interests of the Corporation.  The Bylaws, therefore, limit the liability of directors to the maximum extent permitted by Nevada law (Section 78.751).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 21, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	Percentage of Common Stock[2]
Tim DeHerrera 6302 Mesedge Drive, Colorado Springs, CO, 80919		Common Stock		614,383	20.49%
DIRECTORS AND OFFICERS – TOTAL				614,383	20.49%

5% SHAREHOLDERS
None

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 4,393,194 shares of common stock issued and outstanding for the company as of February 21, 2014.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition,Tim DeHerrera is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended November 30, 2013	Year Ended November 30, 2012
Audit fees	$39,928	$22,825
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$39,928	$22,825

Audit Fees

During the fiscal years ended November 30, 2013, we incurred approximately $39,928 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended November 30, 2013.

During the fiscal year ended November 30, 2012, we incurred approximately $22,825 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended November 30, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended November 30, 2013and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended November 30, 2013and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended November 30, 2013and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
3.1b	Amended Articles of Incorporation	Filed with the SEC on June 13, 2013, as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.3	Certificate of Designation	Filed with the SEC on November 1, 2013 as part of our Current Report on Form 8-K.
10.1	Property Option Agreement by and amongst FRC Exploration, Ltd., Ram Exploration Ltd., and Mr. Dorian Leslie, dated May 24, 2006.	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
10.2	Participation Agreement by and between County Line Energy Corp., and the Company, dated December 21, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.3	Dilution Agreement by and between the Company and County Line Energy Corp.,dated December 22, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.4	Participation Option Agreement by and between County Line Energy Corp., and the Company, dated November 30, 2007.	Filed with the SEC on December 19, 2007, on our Current Report on Form 8-K.
10.5	Letter Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.6	Promissory Note by and between the Company and G2 Petroleum, LLC, dated March 14, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.7	Letter of Intent to Farmout by and between the Company and Desert Mining, Inc., dated April 17, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.8	Advisory and Business Consulting Services Agreement by and between the Company and Robert B. Perry, dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.9	Advisory and Business Consulting Services Agreement by and between the Company and Leon Hinton, dated April 16, 2008.	Filed with the SEC on May 1, 2008 as part of our Current Report on Form 8-K.
10.10	Advisory and Business Consulting Services Agreement by and between the Company and Bourgeois Energy, Inc., dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.11	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009.	Filed with the SEC on March 17, 2009, as part of our Annual Report on Form 10-K.
10.12	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008.	Filed with the SEC on March 17, 2009, as part of our Current Report on Form 8-K.
10.13	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated June 20, 2009.	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.14	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated September 16, 2009.	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.15	Addendum to Participation Agreement by and between the Company and County Line Energy, Corp., dated October 16, 2009.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.16	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.17	Amendment Agreement by and between the Company and County Line Energy, Corp., dated February 1, 2010	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.18	Commodity-Industry Analyst Agreement by and between the Company and Michael Mathot, dated July 23, 2010.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.19	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.20	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.21	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management Ltd., dated August 3, 2010.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.22	Separation Agreement by and between the Company and Michael Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.24	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.25	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed herewith.
10.26	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.27	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.28	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.30	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.32	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.33	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.34	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.35	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed herewith.
10.36	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed herewith.
10.37	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed herewith.
10.38	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed herewith.
10.39	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed herewith.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013 as part of Current Report on Form 8-K.
16.02	Letter from Anton & Chia LLP., dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB/2.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE MINERALS CORP.

Dated: March17, 2014

/s/ Tim DeHerrera

By: Tim DeHerrera

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March17, 2014

/s/ Tim DeHerrera

Tim DeHerrera– Chairman and Director