Form 10-Q/A
period 2014-02-28
FORCE MINERALS CORP
filed 2014-04-21
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Amendment No.1

FORM 10-Q/A

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934: For the quarterly period ended February 28, 2014

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

As of March 25, 2014, there were 4,611,750 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Explanatory Note.

We are filing this Amendment No.1 to our Form 10-Q for the period ended February 28, 2014, because our Form 12b 25NT 10Q was inadvertently filed as a Form 10Q with the SEC on April 14, 2014. This Amendment No.

1,contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1. This Amendment No. 1 does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other SEC filings subsequent to the filing of the Form 12b 25NT 10-Q on April 14, 2014.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORCE MINERALS CORPORATION

(f/k/a Force Energy Corp.,)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at February 28, 2014 (Unaudited) and November 30, 2013 (Audited)	4
Condensed Statements of Operations for the Three Months Ended February 28, 2014, and 2013, (Unaudited) and the period November 1, 2006 (date of exploration stage) through February 28, 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the Three Months Ended February 28, 2014 and 2013 (Unaudited) and the period November 1, 2006 (date of exploration stage) through February 28, 2014 (Unaudited)	7
Notes to the Condensed Financial Statements	8

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	February 28,	November 30,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$ -	$ -
Total Current Assets	-	-
Mineral property option	1,500,099	1,500,099
Total Assets	$ 1,500,099	$ 1,500,099

LIABILITIES
Current liabilities
Bank overdraft	$ -	$ 23
Accounts payable and accrued liabilities	120,376	97,942
Advances payable	20,000	20,000
Convertible notes payable, net of discount	384,794	313,884
Derivative liabilities	61,560	90,297
Due to related parties	2,058	1,593
Total Current liabilities	588,788	523,739

Asset retirement obligation	17,974	18,861
Total Liabilities	$ 606,762	$ 542,600

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 4,000,000 issued	4,000	4,000
Common stock, $0.1 par value; 750,000,000 shares
authorized; 4,393,194 shares issued (November 30, 2013 -
3,004,610 shares issued) (1)	439,319	300,461
Additional paid in capital	5,487,341	5,520,454
Deferred stock compensation	(64,112)	(64,112)
Accumulated other comprehensive income	8,080	6,540
Deficit accumulated during the development stage	(4,981,291)	(4,809,844)
Total Stockholders' Deficit	893,337	957,499
Total Liabilities and Stockholders' Deficit	$ 1,500,099	$ 1,500,099

(1) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERAL CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			November 1, 2006
	Three months ended		(Date of Inception)
	February 28,		to February 28,
	2014	2013	2014
Expenses
Accounting and audit fees	$ -	$ 19,654	$ 349,874
Accretion of ARO	652	615	10,339
Advertising and promotion	18,000	-	96,000
Bank charges	2	23	5,668
Consulting fees	22,500	67,300	664,339
Depreciation	-	-	4,651
Investor relations	-	-	61,443
Legal fees	-	9,219	234,607
Management fees	30,000	67,500	1,726,762
Mineral property exploration costs	-	-	114,250
Office expenses	-	178	44,441
Oil and gas exploration costs	-	-	15,000
Rent	-	784	48,930
Tax penalties and interest	-	-	42,910
Transfer and filing fees	374	507	88,938
Travel	-	-	12,476
Write-off of oil and gas costs	-	-	553,466
Total expenses	71,528	165,780	4,074,093

Net Loss from Operations	$ (71,528)	$ (165,780)	$ (4,074,093)

Other Income and Expenses
Debt forgiveness	-	-	15,286
Loss on settlement of advance payable	-	-	(30,000)
Change in fair value of derivative liability	(7,985)	(93,700)	(115,905)
Interest expense	(91,933)	(34,104)	(820,812)
Interest income	-	-	2,419
Net loss before income taxes	(171,446)	(293,584)	(5,023,105)

Benefit (loss) from income tax	-	-	41,814

Net loss	$ (171,446)	$ (293,584)	$ (4,981,291)

Foreign currency translation adjustments	1,539	571	8,080

Comprehensive loss for period	$ (169,907)	$ (293,013)	$ (4,973,211)

Basic loss per share	$ (0.05)	$ (0.00)

Weighted average number of shares
outstanding; basic and diluted (2)	3,597,245	113,105,733

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
			November 1, 2006
	Three months ended		(Date of Inception)
	February 28,		to February 28,
	2014	2013	2014
Operating activities
Net loss	(171,446)	(293,584)	(4,981,291)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash interest expense	6,579	34,104	491,708
Interest expense - beneficial conversion feature
of convertible note and advance payable	85,354	-	359,104
Loss from change in fair value of derivative liability	7,985	93,700	115,905
Consulting/management fees paid in stock	-	-	22,125
Gain from settlement of related party balance	-	-	612,102
Share based compensation	-	37,500	825,000
Debt forgiveness	-	-	(15,286)
Accretion of ARO	652	615	10,339
Depreciation	-	-	4,651
Impairment of oil and gas costs	-	-	553,466
Other	-	-	(710)
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Advance payable	-	-	20,000
Accounts payable and accrued liabilities	22,434	84,519	120,376
Net cash used in operating activities	(48,442)	(43,146)	(1,862,511)

Investing activities
Acquisition of property and equipment	-	-	(4,651)
Acquisition of mineral property option	-	-	(1,270,099)
Acquisition and development costs of
oil and gas properties	-	-	(387,517)
Net cash flows used in investing activities	-	-	(1,662,267)

Financing activities
Capital stock issued	-	-	1,419,000
Preferred stock issued	-	-	1,160,000
Proceeds from convertible note payable	48,000	-	803,500
Due to related parties	465	7,500	162,875
Repayment convertible note payable	-	-	(57,655)
Proceeds from reverse acquisition	-	-	37,058
Net cash provided by (used in) financing activities	48,465	7,500	3,524,778

Change in cash	23	(35,646)	0
Cash at beginning of period	(23)	35,442	-
Cash at end of period	$ (0)	$ (204)	$ 0

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2013. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2013, has been omitted. The results of operations for the three-month period ended February 28, 2014 are not necessarily indicative of results for the entire year ending November 30, 2014.

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

Note 2 Nature of Operations and Going Concern – (cont’d)

At February 28, 2014, the Company has a working capital deficit of $588,788. The Company has yet to achieve profitable operations, has accumulated losses of $4,981,291 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	28-Feb-14	30-Nov-13
	INPUT	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	61,560	61,560	90,297	90,297
Total Financial Liabilities		$ 61,560	$ 61,560	$ 90,297	$ 90,297

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

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As at February 28, 2014, the Company had cash totaling $nil (November 30, 2013 - $nil) to settle current liabilities of $588,788 (November 30, 2013 - $523,739). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

Note 5 Mineral Properties (cont’d.)

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

During the three month period ended February 28, 2014, the Company incurred $nil (three months ended February 28, 2013 - $nil) of exploration expenditures on the property.

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

As of this reporting period the initial $50,000 payment had been made and is being paid by an outside investor. The remaining $50,000 is past due as of February 28, 2014.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	February 28,	November 30,
	2014	2013
Tim DeHerrera	$ 715	$ 250
Syndication Capital	1,343	1,343
	$ 2,058	$ 1,593

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

Pursuant to this stock award during the three month period ended February 28, 2014, the Company recorded management fees of $nil (three month period ended February 28, 2013 $nil).

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

Pursuant to this stock award during the three month period ended February 28, 2014 the Company recorded management fees of $nil (three month period ended February 28, 2013 - $nil).

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

During the three month period ended February 28, 2014, the Company recorded management fees of

$nil (three month period ended February 28, 2013 - $37,500) pursuant to this stock award.

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

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the three month period ended February 28, 2014, the Company recorded management fees of $nil (three month period ended February 28, 2013 - $nil) pursuant to this stock award.

	February 28,	November 30,
	2014	2013
Amounts charged by Director
Management fees	$ -	$ 244,162

Note 8 Convertible Notes Payable

	February 28,	November 30,
	2014	2013
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #11	-	-
Promissory Note #12	-	-
Promissory Note #13	43,037	64,060
Promissory Note #14	-	-
Promissory Note #15	88,000	88,000
Promissory Note #16	11,000	11,000
Promissory Note #17	11,000	11,000
Promissory Note #18	50,000	50,000
Promissory Note #19	11,000	11,000
Promissory Note #20	11,000	11,000
Promissory Note #21	16,000	16,000
Promissory Note #22	50,000	50,000
Promissory Note #23	16,000	-
Promissory Note #24	16,000	-
Promissory Note #25	16,000	-
	$ 429,037	$ 402,060
Debt discount	(63,896)	(101,250)
Accrued interest	19,653	13,074
	$ 384,794	$ 313,884

Note 8 Convertible Notes Payable - (cont’d)

As at February 28, 2014 and November 30, 2013, convertible notes payable are recorded net of unamortized debt discount of $(63,896) and $(101,250) respectively.

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

The Company determined that Promissory notes # 6, 7, 8, and 10 should be accounted for in accordance with FASB ASC 470-20, which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes # 6, 7 and 8 and $0.02 for note 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (i.e. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended February 28, 2014 interest expense relating to the beneficial conversion feature of convertible notes of $nil (three month period ended February 28, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the three month period ended February 28, 2014, the Company accrued $nil (three month period ended February 28, 2013 - $704) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

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

During the three month period ended February 28, 2014, the Company recorded a loss of $nil (three month period ended February 28, 2013 – $6,400) due to the change in value of the derivative liability during the period, and debt discount of $nil (three month period ended February 28, 2013 - $21,772) was accreted to the statement of operations.

During the year ended November 30, 2013, the Company issued 192,576 common shares upon the conversion of $42,500 of the principal balance plus $1,700 accrued interest into common stock, and $42,300 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at February 28, 2014, accrued interest of $nil (February 28, 2013 - $2,297), debt discount of $nil (February 28, 2013 - $10,132) and a derivative liability of $nil (February 28, 2013 - $32,800) was recorded.

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the three month period ended February 28, 2014 the Company accrued $nil (three month period ended February 28, 2013 - $839) in interest expense.

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

During the three month period ended February 28, 2014, the Company recorded a loss of $nil (three month period ended February 28, 2013 – $700) due to the change in value of the derivative liability during the period, and debt discount of $nil (three month period ended February 28, 2013 - $1,043) was accreted to the statement of operations.

During the year ended November 30, 2013 the Company issued 425,781 common shares upon the conversion of $42,500 of the principal balance and $1,700 of accrued interest into common stock, and $104,151 of the derivative liability was re-classified as additional paid in capital upon conversion.

Note 8 Convertible Notes Payable - (cont’d)

As at February 28, 2014, accrued interest of $nil (February 28, 2013 - $1,817), debt discount of $nil (February 28, 2013 - $42,557) and a derivative liability of $nil (February 28, 2013 - $44,300) was recorded.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the three month period ended February 28, 2014, the Company accrued $1,077 (three month period ended February 28, 2013 - $1,479) in interest expense.

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

During the three month period ended February 28, 2014, the Company recorded a loss of $7,985 (three month period ended February 28, 2013 – $700) due to the change in value of the derivative liability during the period.

During the three month period ended February 28, 2014, the Company issued 1,388,584 common shares upon the conversion of $21,023 of the principal balance into common stock, and $36,722 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at February 28, 2014, accrued interest of $8,258 (February 28, 2013 - $2,778) debt discount of $nil (February 28, 2013 - $nil) and a derivative liability of $61,560 (February 28, 2013 - $nil) was recorded.

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the three month period ended February 28, 2014 the Company accrued $nil (three month period ended February 28, 2013 - $1,571) in interest expense.

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

Note 8 Convertible Notes Payable - (cont’d)

During the three month period ended February 28, 2014, the Company recorded a loss of $nil (three month period ended February 28, 2013 - $6,300) due to the change in value of the derivative liability during the period.

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

As at February 28, 2014, accrued interest of $nil (February 28, 2013 - $2,078), debt discount of $nil (February 28, 2013 - $nil) and a derivative liability of $nil (February 28, 2013 - $13,300) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $1,736 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $5,246 (February 28, 2013 - $nil) was recorded.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $217 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $583 (February 28, 2013 - $nil) was recorded.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on

February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $217 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $509 (February 28, 2013 - $nil) was recorded.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $986 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $2,246 (February 28, 2013 - $nil) was recorded.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $217 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $434 (February 28, 2013 - $nil) was recorded.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $217 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

Note 8 Convertible Notes Payable - (cont’d)

As at February 28, 2014, accrued interest of $362 (February 28, 2013 - $nil) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $316 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $418 (February 28, 2013 - $nil) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $986 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $986 (February 28, 2013 - $nil) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $312 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $312 (February 28, 2013 - $nil) was recorded.

Promissory Note #24

On January 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $203 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $203 (February 28, 2013 - $nil) was recorded.

Promissory Note #25

On February 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended February 28, 2014, the Company accrued $95 (three month period ended February 28, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at February 28, 2014, accrued interest of $95 (February 28, 2013 - $nil) was recorded.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the three month period ended February 28, 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $nil (three month period ended February 28, 2013 - $85,000). During the three month period ended February 28, 2014, $21,023 (three month period ended February 28, 2013, $50,000) of convertible notes payable and accrued interest was converted into common stock of the Company. For the three month period ended February 28, 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $36,722 (three month period ended February 28, 2013 - $228,500) was reclassed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three month period ended February 28, 2014, the Company recognized a loss of $7,985 (three month period ended November 2012 - $93,700) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Note 9 Derivative Liabilities - (cont’d)

	February 28,	November 30,
	2014	2013
Balance, beginning of year	$ 90,297	$ 58,200
Initial recognition of derivative liability	-	159,000
Fair value change in derivative liability	7,985	107,920
Conversion of derivative liability to APIC	(36,722)	(234,823)
Balance, end of period	$ 61,560	$ 90,297

Note 10 Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the year ended February 28, 2013, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $nil at November 30, 2012. As of February 28, 2014 and November 30, 2013, the Company determined the asset retirement obligation to be $17,974 and $18,861, respectively.

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

	February 28,	November 30,
	2014	2013
Balance, beginning of year	$ 18,861	$ 16,845
Liabilities incurred	-	-
Accretion expense	652	2,529
Effect of foreign exchange	(1,539)	(513)
	$ 17,974	$ 18,861

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

Between December 1, 2013, and February 28, 2014, the Company issued 1,388,584 common shares upon the conversion of principal of $21,023 of a convertible note.

Note 12 Supplemental Disclosure with Respect to Cash Flows

During the three month period ended February 28, 2014, the following non-cash investing and financing activities occurred:

i)	An aggregate of 1,388,584 common shares were issued with a fair value of $36,722 upon the conversion into stock of $21,023 of the principal of a convertible note payable.

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

Note 13 Commitment - (cont’d)

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

None

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

Amount of Payment	Date Payment is Due	Additional Notes
$ 59,600	July 6, 2010	This amount was paid.
$ 102,900	June 15, 2011	This amount was paid in 1,000,000 shares of common stock.
$ 194,800	June 15, 2012	This amount was agreed to be paid in $50,500 and 7,500,000 shares of common stock. We have paid $50,500 and issued 7,500,000 shares of common stock.
$ 403,560	June 15, 2013

We did not make the payment as of June 15, 2013.  We are in negotiations to extend the payment date.  No assurance can be made, however, that we will come to terms with Mr. Dupasquier. As such, we may lose our option on the property.  Company is confident that this will not impact its ability to retain property.

During the year ended November 30, 2012, we incurred $8,639 on exploration expenditures on the property. During the nine months ended February 28, 2014, we incurred $0 on exploration expenditures on the property.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2014	November 30, 2013
	$	$
Total Current Assets	-	-
Total Current Liabilities	588,788	523,739
Working Capital (Deficit)	(588,788)	(523,739)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	February 28, 2014	February 28, 2013
	$	$
Cash Flows from (used in) Operating Activities	(44,442)	(43,146)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	48,465	7.500
Net Increase (decrease) in Cash During Period	23	(35,646)

Results for the Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013.

Operating Revenues

The Company’s revenues for the three months ended February 28, 2014, and February 28, 2013, were $nil and $nil, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

General and Administrative Expenses

General and administrative expenses for the three month period ended February 28, 2014, and February 28, 2013, were $71,528 and $165,780, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the three month period ended February 28, 2014, and February 28, 2013, was $(71,528) and $(165,780), respectively.

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the three month period ended February 28, 2014, and February 28, 2013 was $(91,933) and $(34,104), respectively.  The change in value on derivative valuation expense for the three month period ended February 28, 2014, and February 28, 2013 was $(7,985) and $(93,700), respectively.

Net Loss

Net loss for the quarter ended February 28, 2014, was $(171,446) compared with a net loss of $(293,584) for the quarter ended February 28, 2013.  The decrease in loss is due to a decrease in operating and administrative expenses.

Results for the Period from November 1, 2006 (inception of exploration state) Through February 28, 2014.

Operating Revenues

The Company’s revenues for the period from November 1, 2006 (inception of exploration state) through February 28, 2014 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from November 1, 2006, (inception of exploration state) through February 28, 2014, were $4,074,093.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from November 1, 2006, (inception of exploration state) through February 28, 2014, was $(4,074,093).

Other Income (Expense):

Other income (expense) for the period from November 1, 2006, (inception of exploration state) through February 28, 2014, was $(949,012).

Net Loss

Net loss for the period from November 1, 2006, (inception of exploration state) through February 28, 2014, was $(4,981,291).

Liquidity and Capital Resources

As at February 28, 2014, the Company had a cash balance and asset total of $nil and $1,500,099 respectively, compared with $nil and $1,500,099 of cash and total assets, respectively, as at November 30, 2013.

As at February 28, 2014, the Company had total liabilities of $606,762 compared with $542,600 as at November 30, 2013. The increase in total liabilities was attributed to an increase in accounts payable and convertible notes payable.

The overall working deficit increased from $523,739 deficit at November 30, 2013, to $588,788 at February 28, 2014, due to an increase in accounts payable and convertible notes payable.

Cashflow from Operating Activities

During the Three months ended February 28, 2014, cash used in operating activities was $(48,442) compared to $(43,146) for the three months ended February 28, 2013. The increase in the amounts of cash used for operating activities was primarily due to an increase in interest expenses.

Cashflow from Investing Activities

During the three months ended February 28, 2014, cash used in investing activities was $nil compared to $nil for the three months ended February 28, 2013.

Cashflow from Financing Activities

During the three months ended February 28, 2014, cash provided by financing activity was $48,465 compared to $7,500 for the three months ended February 28, 2013.  The increase in cash provided by financing activities is due to an increase in convertible notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended February 28, 2014, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On December 9, 2013, the holder of a convertible note converted $2,200 of principal into 125,714 shares of its common stock at a price of $0.0175.

On December 13, 2013, the holder of a convertible note converted $2,200 of principal into 125,714 shares of its common stock at a price of $0.0175.

On January 14, 2014, the holder of a convertible note converted $1,975 of principal into 125,796 shares of its common stock at a price of $0.0157.

On January 16, 2014, the holder of a convertible note converted $2,700 of principal into 168,750 shares of its common stock at a price of $0.0160.

On January 23, 2014, the holder of a convertible note converted $2,640 of principal into 168,153 shares of its common stock at a price of $0.0157.

On January 28, 2014, the holder of a convertible note converted $2,548 of principal into 168,742 shares of its common stock at a price of $0.0151.

On February 3, 2014, the holder of a convertible note converted $2,480 of principal into 168,707 shares of its common stock at a price of $0.0147.

On February 12, 2014, the holder of a convertible note converted $2,140 of principal into 168,504 shares of its common stock at a price of $0.0127.

On February 14, 2014, the holder of a convertible note converted $2,140 of principal into 168,504 shares of its common stock at a price of $0.0127.

2. Subsequent Issuances:

On March 18, 2014, the holder of a convertible note converted $1,967 of principal into 218,556 shares of its common stock at a price of $0.009.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on June 13, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
4.01	2012 Employee and Consultant Stock Compensation Plan.	Filed with the SEC on August 28, 2012 as part of our Registration Statement on Form S-8.
10.01	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
10.02	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
10.03	Assignment Agreement by and between the Company and G2 Petroleum, LLC., dated June 20, 2009	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.04	Assignment Agreement by and between the Company and G2 Petroleum, LLC., dated September 16, 2009	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.05	Addendum to Participation Agreement by and between the Company and County Line Energy Corp., dated October 16, 2009	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.06	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009	Filed with the SEC on November 24, 2009 as part of our Current Report on Form 8-K.
10.07	Addendum to Participation Agreement by and between the Company and County Line Energy Corp., dated October 16, 2009	Filed with the SEC on March 15, 2010, as part of our Annual Report on Form 10-K.
10.08	Commodity-Industry Analyst Agreement by and between the Company and Michael. Mathot, dated July 23, 2010	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.09	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.10	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 23, 2010 as part of our Current Report on Form 8-K.
10.11	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management, Ltd., dated August 3, 2010.	Filed with the SEC on September 9, 2010 as part of our Current Report on Form 8-K.
10.12	Separation Agreement by and between the Company and Michael. Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011 as part of our Current Report on Form 8-K.
10.13	Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.14	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.15	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.16	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.17	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.20	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.21	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.22	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.23	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.24	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.25	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.26	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.27	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.28	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.30	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.32	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.33	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.34	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.35	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed herewith.
10.36	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed with the SEC on March 17, 2014, as part of our Annual Report on Form 10-K.
10.37	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed herewith.
10.38	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed herewith.
10.39	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013, as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

FORCE MINERALS CORPORATION
Dated: April 21, 2014	/s/ Tim DeHerrera
TIM DEHERRERA
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 21, 2014	/s/ Tim DeHerrera
By: TIM DEHERRERA Its: Director