Form 10-Q
period 2014-05-31
FORCE MINERALS CORP
filed 2014-07-21
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934: For the quarterly period ended May 31, 2014

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52494

FORCE MINERALS CORPORATION

(Name of small business issuer in its charter)

Nevada	98-0462664
(State of incorporation)	(I.R.S. Employer Identification No.)

1434 Spruce Street #100,

 Boulder, CO 80302

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

As of June 19, 2014, there were 7,801,872 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORCE MINERALS CORPORATION

(f/k/a Force Energy Corp.,)

(An Exploration State Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at May 31, 2014 (unaudited) and November 30, 2013 (unaudited)	4
Condensed Statements of Operations for the three and six months ended May 31, 2014, and 2013, (unaudited) and the period November 1, 2006 (date of exploration stage) through May 31, 2014 (unaudited)	5
Condensed Statements of Cash Flows for the six months ended May 31, 2014 and 2013 (unaudited) and the period November 1, 2006 (date of exploration stage) through May 31, 2014 (unaudited)	7
Notes to the Condensed Financial Statements	8

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$ -	$ -
Total Current Assets	-	-
Mineral property option	1,500,099	1,500,099
Total Assets	$ 1,500,099	$ 1,500,099

LIABILITIES
Current liabilities
Bank overdraft	$ -	$ 23
Accounts payable and accrued liabilities	146,977	97,942
Advances payable	20,000	20,000
Convertible notes payable, net of discount	452,355	313,884
Derivative liabilities	29,565	90,297
Due to related parties	20,234	1,593
Total Current liabilities	669,130	523,739

Asset retirement obligation	19,139	18,861
Total Liabilities	$ 688,269	$ 542,600

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 4,000,000 issued	4,000	4,000
Common stock, $0.1 par value; 750,000,000 shares
authorized; 6,882,604 shares issued (November 30, 2013 -
3,004,610 shares issued) (1)	688,260	300,461
Additional paid in capital	5,320,835	5,520,454
Deferred stock compensation	(64,112)	(64,112)
Accumulated other comprehensive income	7,582	6,540
Deficit accumulated during the development stage	(5,144,735)	(4,809,844)
Total Stockholders' Deficit	811,830	957,499
Total Liabilities and Stockholders' Deficit	$ 1,500,099	$ 1,500,099

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

FORCE MINERAL CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
					November 1,
					2006 (Date of
	Three months ended		Six months ended		Inception)
	May 31,		May 31,		to May 31,
	2014	2013	2014	2013	2014
Expenses
Accounting and audit fees	$ 15,450	$ 5,290	$ 15,450	$ 24,944	$ 365,324
Accretion of ARO	667	623	1,319	1,238	11,006
Advertising and promotion	18,000	-	36,000	-	114,000
Bank charges	-	32	2	55	5,668
Consulting fees	22,500	(92,400)	45,000	(25,100)	686,839
Depreciation	-	-	-	-	4,651
Investor relations	-	-	-	-	61,443
Legal fees	6,461	526	6,461	9,745	241,068
Management fees	30,000	96,262	60,000	163,762	1,756,762
Mineral property exploration costs	-	-	-	-	114,250
Office expenses	-	70	-	248	44,441
Oil and gas exploration costs	-	-	-	-	15,000
Rent	-	801	-	1,585	48,930
Tax penalties and interest	-	-	-	-	42,910
Transfer and filing fees	365	569	739	1,076	89,303
Travel	-	-	-	-	12,476
Write-off of oil and gas costs	-	-	-	-	553,466
Total expenses	93,443	11,773	164,972	177,553	4,167,536

Net Loss from Operations	$ (93,443)	$ (11,773)	$ (164,972)	$ (177,553)	$ (4,167,536)

Other Income and Expenses
Debt forgiveness	-	-	-	-	15,286
Loss on settlement of advance payable	-	-	-	-	(30,000)
Change in fair value of derivative liability	10,457	77,200	2,472	(16,500)	(105,448)
Interest expense	(80,458)	(105,863)	(172,391)	(139,967)	(901,270)
Interest income	-	2,261	-	2,261	2,419
Net loss before income taxes	(163,444)	(38,175)	(334,891)	(331,759)	(5,186,549)

Benefit (loss) from income tax	-	41,814	-	41,814	41,814

Net loss	$ (163,444)	$ 3,639	$ (334,891)	$ (289,945)	$ (5,144,735)

Foreign currency translation adjustments	(498)	140	1,041	711	7,582

Comprehensive loss for period	$ (163,943)	$ 3,779	$ (333,850)	$ (289,234)	$ (5,137,153)

Basic loss per share	$ (0.03)	$ 0.00	$ (0.05)	$ (0.22)

Weighted average number of shares
outstanding; basic and diluted (2)	5,252,238	1,330,509	7,088,813	1,303,119

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
November 1, 2006
Six months ended	(Date of Inception)
May 31,	to May 31,
2014	2013	2014
Operating activities
Net loss	(334,891)	(289,945)	(5,144,735)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash interest expense	13,943	139,967	499,072
Interest expense - beneficial conversion feature
of convertible note and advance payable	158,448	-	432,198
Loss from change in fair value of derivative liability	(2,472)	16,500	105,448
Consulting/management fees paid in stock	-	-	22,125
Gain from settlement of related party balance	-	28,764	612,102
Share based compensation	-	75,000	825,000
Debt forgiveness	-	-	(15,286)
Accretion of ARO	1,319	527	11,006
Depreciation	-	-	4,651
Impairment of oil and gas costs	-	-	553,466
Other	-	-	(1,175)
Changes in assets and liabilities:
Advance payable	-	-	20,000
Accounts payable and accrued liabilities	49,034	(976)	146,977
Net cash used in operating activities	(114,618)	(30,163)	(1,929,152)

Investing activities
Acquisition of property and equipment	-	-	(4,651)
Acquisition of mineral property option	-	-	(1,270,099)
Acquisition and development costs of
oil and gas properties	-	-	(387,517)
Net cash flows used in investing activities	-	-	(1,662,267)

Financing activities
Bank overdraft	(23)	-	-
Capital stock issued	-	-	1,419,000
Preferred stock issued	-	-	1,160,000
Proceeds from convertible note payable	96,000	-	851,500
Due to related parties	18,641	(4,625)	181,516
Repayment convertible note payable	-	-	(57,655)
Proceeds from reverse acquisition	-	-	37,058
Net cash provided by (used in) financing activities	114,618	(4,625)	3,591,419

Effect of foreign currency on cash	-	711	-

Change in cash	(0)	(34,077)	0
Cash at beginning of period	-	35,442	-
Cash at end of period	$ (0)	$ 1,365	$ 0

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2013. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2013, has been omitted. The results of operations for the six-month period ended May 31, 2014 are not necessarily indicative of results for the entire year ending November 30, 2014.

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

Note 2 Nature of Operations and Going Concern – (cont’d)

At May 31, 2014, the Company has a working capital deficit of $669,130. The Company has yet to achieve profitable operations, has accumulated losses of $5,144,735 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	31-May-14		30-Nov-13
	INPUT	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	29,565	29,565	90,297	90,297
Total Financial Liabilities		$ 29,565	$ 29,565	$ 90,297	$ 90,297

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

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As at May 31, 2014, the Company had cash totaling $nil (November 30, 2013 - $nil) to settle current liabilities of $669,130 (November 30, 2013 - $523,739). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

During the six month period ended May 31, 2014, the Company incurred $nil (six months ended May 31, 2013 - $nil) of exploration expenditures on the property.

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

As of this reporting period the initial $50,000 payment had been madeand is being paid by an outside investor. The remaining $50,000 is past due as of May 31, 2014.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	May 31,	November 30,
	2014	2013
Tim DeHerrera	$ 715	$ 250
Direct Capital	18,176	-
Syndication Capital	1,343	1,343
	$ 20,234	$ 1,593

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

Pursuant to this stock award during the six month period ended May 31, 2014, the Company recorded management fees of $nil (six month period ended May 31, 2013 $nil).

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

Pursuant to this stock award during the six month period ended May 31, 2014 the Company recorded management fees of $nil (six month period ended May 31, 2013 - $nil).

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

During the six month period ended May 31, 2014, the Company recorded management fees of $nil (six month period ended May 31, 2013 - $37,500) pursuant to this stock award.

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

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the six month period ended May 31, 2014, the Company recorded management fees of $nil (six month period ended May 31, 2013 - $nil) pursuant to this stock award.

	May 31,	November 30,
	2014	2013
Amounts charged by Director
Management fees	$ -	$ 244,162

Note 8 Convertible Notes Payable

	May 31,	November 30,
	2014	2013
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #13	30,140	64,060
Promissory Note #15	88,000	88,000
Promissory Note #16	11,000	11,000
Promissory Note #17	11,000	11,000
Promissory Note #18	50,000	50,000
Promissory Note #19	11,000	11,000
Promissory Note #20	11,000	11,000
Promissory Note #21	16,000	16,000
Promissory Note #22	50,000	50,000
Promissory Note #23	16,000	-
Promissory Note #24	16,000	-
Promissory Note #25	16,000	-
Promissory Note #26	16,000	-
Promissory Note #27	16,000	-
Promissory Note #28	16,000	-
	$ 464,140	$ 402,060
Debt discount	(38,802)	(101,250)
Accrued interest	27,017	13,074
	$ 452,355	$ 313,884

Note 8 Convertible Notes Payable - (cont’d)

As at May 31, 2014 and November 30, 2013, convertible notes payable are recorded net of unamortized debt discount of $(38,802) and $(101,250) respectively.

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

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of convertible notes of $nil (six month period ended May 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the six month period ended May 31, 2014, the Company accrued $1,837 (six month period ended May 31, 2013 - $2,992) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

After 180 days the note may be converted at the option of the holder into Common stock of the Company. The conversion price is defined as “50% multiplied by market price where market price is determined as the average of the lowest three bid prices during the ten trading days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

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

During the six month period ended May 31, 2014, the Company recorded a gain of $2,472 (six month period ended May 31, 2013 – loss of $1,600) due to the change in value of the derivative liability during the period.

During the six month period ended May 31, 2014, the Company issued 3,877,994 common shares upon the conversion of $33,920 of the principal balance into common stock, and $58,260 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at May 31, 2014, accrued interest of $9,018 (May 31, 2013 - $4,291) debt discount of $nil (May 31, 2013 - $25,415) and a derivative liability of $29,565 (May 31, 2013 - $78,400) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $3,510 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $7,020 (May 31, 2013 - $nil) was recorded.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $439 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $805 (May 31, 2013 - $nil) was recorded.

Note 8 Convertible Notes Payable - (cont’d)

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $439 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $731 (May 31, 2013 - $nil) was recorded.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $1,994 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $3,254 (May 31, 2013 - $nil) was recorded.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $439 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $656 (May 31, 2013 - $nil) was recorded.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $439 (six month period ended May 31, 2013 - $nil) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $584 (May 31, 2013 - $nil) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $639 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $741 (May 31, 2013 - $nil) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $1,994 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at May 31, 2014, accrued interest of $1,994 (May 31, 2013 - $nil) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $635 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (May 31, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $15,955 (six month period ended May 31, 2013 - $nil) was accreted to the statement of operations.

As at May 31, 2014, accrued interest of $635 (May 31, 2013 - $nil) and debt discount of $45 (May 31, 2013 - $nil) was recorded.

Promissory Note #24

On January 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $526 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (May 31, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $14,138 (six month period ended May 31, 2013 - $nil) was accreted to the statement of operations.

As at May 31, 2014, accrued interest of $526 (May 31, 2013 - $nil) and debt discount of $1862 (May 31, 2013 - $nil) was recorded.

Promissory Note #25

On February 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $418 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (May 31, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $11,337 (six month period ended May 31, 2013 - $nil) was accreted to the statement of operations.

As at May 31, 2014, accrued interest of $418 (May 31, 2013 - $nil) and debt discount of $4,663 (May 31, 2013 - $nil) was recorded.

Promissory Note #26

On March 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $319 (six month period ended May 31, 2013 - $nil) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (May 31, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $7,913 (six month period ended May 31, 2013 - $nil) was accreted to the statement of operations.

As at May 31, 2014, accrued interest of $319 (May 31, 2013 - $nil) and debt discount of $8,087 (May 31, 2013 - $nil) was recorded.

Promissory Note #27

On April 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $210 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (May 31, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $5,246 (six month period ended May 31, 2013 - $nil) was accreted to the statement of operations.

As at May 31, 2014, accrued interest of $210 (May 31, 2013 - $nil) and debt discount of $10,754 (May 31, 2013 - $nil) was recorded.

Promissory Note #28

On May 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended May 31, 2014, the Company accrued $105 (six month period ended May 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended May 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (May 31, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $2,609 (six month period ended May 31, 2013 - $nil) was accreted to the statement of operations.

As at May 31, 2014, accrued interest of $105 (May 31, 2013 - $nil) and debt discount of $13,391 (May 31, 2013 - $nil) was recorded.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six month period ended May 31, 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $nil (six month period ended May 31, 2013 - $159,000). During the six month period ended May 31, 2014,$33,920 (six month period ended May 31, 2013, $118,400) of convertible notes payable and accrued interest was converted into common stock of the Company. For the six month period ended May 31, 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $58,260 (six month period ended May 31, 2013 - $117,900) was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six month period ended May 31, 2014, the Company recognized a gain of $2,472 (six month period ended May 31, 2013–loss of $16,500) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	May 31,	November 30,
	2014	2013
Balance, beginning of year	$ 90,297	$ 58,200
Initial recognition of derivative liability	-	159,000
Fair value change in derivative liability	(2,472)	107,920
Conversion of derivative liability to APIC	(58,260)	(234,823)
Balance, end of period	$ 29,565	$ 90,297

Note 10 Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the quarter ended February 28, 2013, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $nil at November 30, 2012. As of May 31, 2014 and November 30, 2013, the Company determined the asset retirement obligation to be $19,139 and $18,861, respectively.

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

	May 31,	November 30,
	2014	2013
Balance, beginning of year	$ 18,861	$ 16,845
Liabilities incurred	-	-
Accretion expense	1,319	2,529
Effect of foreign exchange	(1,041)	(513)
	$ 19,139	$ 18,861

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2013 – 4,000,000 shares issued)

750,000,000 Common shares par value $0.10 –6,880,604 issued

(November 30, 2013 – 3,004,610 shares issued)

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

Between March 1, 2014, and May 31, 2014, the Company issued 2,489,410 common shares upon the conversion of principal of $12,897 of a convertible note.

Note 12Supplemental Disclosure with Respect to Cash Flows

During the six month period ended May 31, 2014, the following non-cash investing and financing activities occurred:

i)	An aggregate of 3,877,994 common shares were issued with a fair value of $58,260 upon the conversion into stock of $33,920 of the principal of a convertible note payable.

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

Accumulated other comprehensive income increased from $nil to $6,561. Also the previously reported loss for the six month period ended May 31, 2012, was increased by $16,095 to $416,491 and the previously reported loss for the three month period ended May 31, 2012 increased by $29,145 to $221,476. The previously reported accumulated deficit at May 31, 2012 decreased by 44,176 from $3,300,141 to $3,255,965.

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

During the year ended November 30, 2012, we incurred $8,639 on exploration expenditures on the property. During the sixmonths ended May 31, 2014, we incurred $nil on exploration expenditures on the property.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2014	November 30, 2013
	$	$
Total Current Assets	-	-
Total Current Liabilities	669,130	523,739
Working Capital (Deficit)	(669,130)	(523,739)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	May 31, 2014	May 31, 2013
	$	$
Cash Flows from (used in) Operating Activities	(114,618)	(30,163)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	114,618	(4,625
Net Increase (decrease) in Cash During Period	-	(34,077)

Results for the Six Months Ended May 31, 2014 Compared to the Six Months Ended May 31, 2013.

Operating Revenues

The Company’s revenues for the six months ended May 31, 2014, and May 31, 2013, were $nil and $nil, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

General and Administrative Expenses

General and administrative expenses for the six month period ended May 31, 2014, and May 31, 2013, were $164,972 and $177,553, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the six month period ended May 31, 2014, and May 31, 2013, was $(164,972) and $(177,553), respectively.

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the six month period ended May 31, 2014, and May 31, 2013was $(172,391) and $(139,967), respectively.  The change in value on derivative valuation expense for the six month period ended May 31, 2014, and May 31, 2013was $2,472 and $(16,500), respectively.

Net Loss

Net loss for the quarter ended May 31, 2014, was $(334,891) compared with a net loss of $(289,945) for the quarter ended May 31, 2013.  The increase in loss is due to an increase in other expenses associated with the valuation of derivative instruments.

Results for the Period from November 1, 2006(inception of exploration state) Through May 31, 2014.

Operating Revenues

The Company’s revenues for the period from November 1, 2006(inception of exploration state) through May 31, 2014 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from November 1, 2006, (inception of exploration state) through May 31, 2014, were $4,167,536.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from November 1, 2006, (inception of exploration state) through May 31, 2014, was $(4,167,536).

Other Income (Expense):

Other income (expense) for the period from November 1, 2006, (inception of exploration state) through May 31, 2014, was $(1,019,013).

Net Loss

Net loss for the period from November 1, 2006, (inception of exploration state) through May 31, 2014, was $(5,186,549).

Liquidity and Capital Resources

As at May 31, 2014, the Company had a cash balance and asset total of $nil and $1,500,099 respectively, compared with $nil and $1,500,099 of cash and total assets, respectively, as at November 30, 2013.

As at May 31, 2014, the Company had total liabilities of $688,269 compared with $542,600 as at November 30, 2013. The increase in total liabilities was attributed to an increase in accounts payable and convertible notes payable.

The overall working deficit increasedfrom $523,739 deficit at November 30, 2013, to $699,130at May 31, 2014, due to an increase in accounts payable and convertible notes payable.

Cashflow from Operating Activities

During the six months ended May 31, 2014, cash used in operating activities was $(114,618) compared to $(30,163) for the six months ended May 31, 2013. The increase in the amounts of cash used for operating activities was primarily due to an increase in interest expenses.

Cashflow from Investing Activities

During the six months ended May 31, 2014, cash used in investing activities was $nil compared to $nil for the six months ended May 31, 2013.

Cashflow from Financing Activities

During the six months ended May 31, 2014, cash provided by financing activity was $114,618compared to $(4,625) for the six months ended May 31, 2013.  The increase in cash provided by financing activities is due to an increase in convertible notes payable.

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

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, a series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement this initiative; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the six months ended May 31, 2014, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On March 18, 2014, Asher Enterprises converted $1,967 of principal of a convertible note into 218,556 shares of its common stock at a price of $0.009.

On March 27, 2014, Asher Enterprises converted $1,620 of principal of a convertible noteinto 218,919 shares of its common stock at a price of $0.0074.

On April 7, 2014, Asher Enterprises converted $1,205 of principal of a convertible noteinto 219,091 shares of its common stock at a price of $0.0055.

On April 21, 2014, Asher Enterprises converted $1,250 of principal of a convertible noteinto 227,273 shares of its common stock at a price of $0.0055.

On April 25, 2014, Asher Enterprises converted $1,250 of principal of a convertible noteinto 227,273 shares of its common stock at a price of $0.0055.

On May 5, 2014, Asher Enterprises converted $965 of principalof a convertible noteinto 229,762 shares of its common stock at a price of $0.0042.

On May 8, 2014, Asher Enterprises converted $940 of principalof a convertible noteinto 229,268 shares of its common stock at a price of $0.0041.

On May 13, 2014, Asher Enterprises converted $920 of principalof a convertible noteinto 230,000 shares of its common stock at a price of $0.004.

On May 19, 2014, Asher Enterprises converted $920 of principalof a convertible noteinto 230,000 shares of its common stock at a price of $0.004.

On May 27, 2014, Asher Enterprises converted $920 of principalof a convertible noteinto 230,000 shares of its common stock at a price of $0.004.

On May 29, 2014, Asher Enterprises converted $940 of principalof a convertible noteinto 229,268 shares of its common stock at a price of $0.0041.

The foregoing quarterly conversions are a summary of the transactions by the Company, involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws.  Such offer and sale was made in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering of securities.  The purchasers were “accredited investors”; as such term is defined under the Rule 501 of Regulation D promulgated under the Securities Act, an entity that is known to the Company, and its management through a pre-existing business and personal relationship.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to management of the registrant in connection with its securities purchase.  The purchase acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All stock certificate representing such securities that were issued contained restrictive legends, prohibiting further transfer of the stock certificates representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

2. Subsequent Issuances:

On June 3, 2014, Asher Enterprisesconverted $920 of principal of a convertible note into 230,000 shares of its common stock at a price of $0.004.

On June 6, 2014, Asher Enterprisesconverted $920 of principal of a convertible note into 230,000 shares of its common stock at a price of $0.004.

On June 10, 2014, Asher Enterprisesconverted $943 of principal of a convertible note into 230,000 shares of its common stock at a price of $0.0041.

On June 13, 2014, Asher Enterprisesconverted $940 of principal of a convertible note into 229,268 shares of its common stock at a price of $0.0041.

On June 19, 2014, Asher Enterprisesconverted $1,511 of principal of a convertible note into 377,750 shares of its common stock at a price of $0.004.

The foregoing subsequent conversions are a summary of the transactions by the Company, involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws.  Such offer and sale was made in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering of securities.  The purchasers were “accredited investors”; as such term is defined under the Rule 501 of Regulation D promulgated under the Securities Act, an entity that is known to the Company, and its management through a pre-existing business and personal relationship.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to management of the registrant in connection with its securities purchase.  The purchase acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All stock certificate representing such securities that were issued contained restrictive legends, prohibiting further transfer of the stock certificates representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 1, 2014, the Company executed an Unsecured Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000, which accrues interest at 8% per annum, with a September 1, 2014 maturity date. The note contains customary events of default.

On April 1, 2014, the Company executed an Unsecured Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000, which accrues interest at 8% per annum, with an October 1, 2014 maturity date. The note contains customary events of default.

On May 1, 2014, the Company executed an Unsecured Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000, which accrues interest at 8% per annum, with a November 1, 2014 maturity date. The note contains customary events of default.

The previous is a summary of the transactions by the Company, involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws.  Such offer and sale was made in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering of securities.  The purchasers were “accredited investors”; as such term is defined under the Rule 501 of Regulation D promulgated under the Securities Act, an entity that is known to the Company, and its management through a pre-existing business and personal relationship.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to management of the registrant in connection with its securities purchase.  The purchase acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All stock certificate representing such securities that were issued contained restrictive legends, prohibiting further transfer of the stock certificates representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on June 13, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
4.01	2012 Employee and Consultant Stock Compensation Plan.	Filed with the SEC on August 28, 2012 as part of our Registration Statement on Form S-8.
10.01	Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.02	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.03	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.04	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.05	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.06	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.07	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.08	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.09	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.10	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.11	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.12	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.13	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.14	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.15	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.16	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.18	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.19	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.20	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.21	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.22	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.23	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed herewith.
10.24	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed with the SEC on March 17, 2014, as part of our Annual Report on Form 10-K.
10.25	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed herewith.
10.26	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed herewith.
10.27	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed herewith.
10.28	Promissory Note by and between the Company and Direct Capital Group Inc., dated March 1, 2014.	Filed herewith.
10.29	Promissory Note by and between the Company and Direct Capital Group Inc., dated April 1, 2014.	Filed herewith.
10.30	Promissory Note by and between the Company and Direct Capital Group Inc., dated May 1, 2014.	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013, as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

FORCE MINERALS CORPORATION
Dated: July 21, 2014	/s/ Tim DeHerrera
TIM DEHERRERA
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 21, 2014	/s/ Tim DeHerrera
By: TIM DEHERRERA Its: Director