Form 10-Q
period 2014-08-31
FORCE MINERALS CORP
filed 2014-10-20
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934: For the quarterly period ended August 31, 2014

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

(720) 726-8060

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

As of September 29, 2014, there were 10,108,228 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORCE MINERALS CORPORATION

(f/k/a Force Energy Corp.,)

(An Exploration State Company)

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$ -	$ -
Total Current Assets	-	-
Mineral property option	1,500,099	1,500,099
Total Assets	$ 1,500,099	$ 1,500,099

LIABILITIES
Current liabilities
Bank overdraft	$ -	$ 23
Accounts payable and accrued liabilities	163,912	97,942
Advances payable	20,000	20,000
Convertible notes payable, net of discount	534,380	313,884
Derivative liabilities	38,927	90,297
Due to related parties	32,036	1,593
Total Current liabilities	789,256	523,739

Asset retirement obligation	19,761	18,861
Total Liabilities	$ 809,017	$ 542,600

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 4,000,000 issued	4,000	4,000
Common stock, $0.1 par value; 750,000,000 shares
authorized; 9,334,544 shares issued (November 30, 2013 -
3,004,610 shares issued) (1)	933,454	300,461
Additional paid in capital	5,142,888	5,520,454
Deferred stock compensation	(64,112)	(64,112)
Accumulated other comprehensive income	7,662	6,540
Deficit accumulated during the development stage	(5,332,810)	(4,809,844)
Total Stockholders' Deficit	691,082	957,499
Total Liabilities and Stockholders' Deficit	$ 1,500,099	$ 1,500,099

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

FORCE MINERAL CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
					November 1,
					2006 (Date of
	Three months ended		Nine months ended		Inception)
	August 31,		August 31,		to August 31,
	2014	2013	2014	2013	2014
Expenses
Accounting and audit fees	$ 2,750	$ 7,588	$ 18,200	$ 32,532	$ 368,074
Accretion of ARO	703	-	2,022	1,238	11,708
Advertising and promotion	15,000	60,000	51,000	60,000	129,000
Bank charges	-	79	2	134	5,668
Consulting fees	22,500	-	67,500	(25,100)	709,339
Depreciation	-	-	-	-	4,651
Investor relations	-	-	-	-	61,443
Legal fees	2,196	-	8,657	9,745	243,264
Management fees	33,000	80,000	93,000	243,762	1,789,762
Mineral property exploration costs	-	50,000	-	50,000	114,250
Office expenses	-	-	-	248	44,441
Oil and gas exploration costs	-	-	-	-	15,000
Rent	597	530	597	2,115	49,527
Tax penalties and interest	-	-	-	-	42,910
Transfer and filing fees	436	4,190	1,434	5,266	89,998
Travel	-	-	-	-	12,476
Write-off of oil and gas costs	-	-	-	-	553,466
Total expenses	77,182	202,387	242,412	379,940	4,244,977

Net Loss from Operations	$ (77,182)	$ (202,387)	$ (242,412)	$ (379,940)	$ (4,244,977)

Other Income and Expenses
Debt forgiveness	-	-	-	-	15,286
Loss on settlement of advance payable	-	-	-	-	(30,000)
Change in fair value of derivative liability	(20,069)	(116,962)	(17,597)	(133,462)	(125,517)
Interest expense	(90,566)	(161,591)	(262,957)	(301,558)	(991,835)
Interest income	-	-	-	2,261	2,419
Net loss before income taxes	(187,816)	(480,940)	(522,966)	(812,699)	(5,374,624)

Benefit (loss) from income tax	-	-	-	41,814	41,814

Net loss	$(187,816)	$ (480,940)	$ (522,966)	$(770,885)	$ (5,332,810)

Foreign currency translation adjustments	-	-	-	-	7,662

Comprehensive loss for period	$ (187,816)	$ (480,940)	$ (522,966)	$ (770,885)	$ (5,325,148)

Basic loss per share	$ (0.02)	$ (0.21)	$ (0.07)	$ (0.36)

Weighted average number of shares
outstanding; basic and diluted (2)	8,450,717	2,328,710	7,546,094	2,141,539

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(An Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
			November 1, 2006
	Nine months ended	(Date of Inception)
	August 31,	through
	2014	2013	August 31, 2014
Operating activities
Net loss	(522,966)	(770,885)	(5,332,810)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash interest expense	48,216	141,558	533,345
Interest expense - beneficial conversion feature
of convertible note and advance payable	214,741	160,000	488,491
Loss from change in fair value of derivative liability	17,597	133,462	125,517
Consulting/management fees paid in stock	-	-	22,125
Gain from settlement of related party balance	-	28,764	612,102
Share based compensation	-	75,000	825,000
Debt forgiveness	-	-	(15,286)
Accretion of ARO	2,022	527	11,708
Depreciation	-	-	4,651
Impairment of oil and gas costs	-	50,000	553,466
Other	-	-	(1,175)
Changes in assets and liabilities:
Advance payable	-	-	20,000
Accounts payable and accrued liabilities	65,970	10,224	163,912
Net cash used in operating activities	(174,421)	(171,350)	(1,988,954)

Investing activities
Acquisition of property and equipment	-	-	(4,651)
Acquisition of mineral property option	-	-	(1,270,099)
Acquisition and development costs of
oil and gas properties	-	-	(387,517)
Net cash flows used in investing activities	-	-	(1,662,267)

Financing activities
Bank overdraft	(23)	-	-
Capital stock issued	-	-	1,419,000
Preferred stock issued	-	-	1,160,000
Proceeds from convertible note payable	144,000	110,000	899,500
Due to related parties	30,443	25,375	193,318
Repayment convertible note payable	-	-	(57,655)
Proceeds from reverse acquisition	-	-	37,058
Net cash provided by (used in) financing activities	174,421	135,375	3,651,221

Effect of foreign currency on cash	-	711	-

Change in cash	0	(35,264)	-
Cash at beginning of period	-	35,442	-
Cash at end of period	$ 0	$ 178	$ -

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2013. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2013, has been omitted. The results of operations for the nine-month period ended August 31, 2014 are not necessarily indicative of results for the entire year ending November 30, 2014.

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

Note 2 Nature of Operations and Going Concern – (cont’d)

As ofAugust 31, 2014, the Company has a working capital deficit of $789,256. The Company has yet to achieve profitable operations, has accumulated losses of $5,332,810 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	AUGUST 31, 2014					NOVEMBER 30, 2013
	INPUT	CARRYING			ESTIMATED		CARRYING	ESTIMATED
	LEVEL		AMOUNT			FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	38,927	29,565	90,297	90,297
Total Financial Liabilities			$38,927			$29,565	$90,297	$90,297

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

The Company’s cash and cash equivalents and are primarily held in large financial institutions. Management believes that the credit risk with respect to cash and cash equivalents is remote.

b)	Liquidity risk

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As ofAugust 31, 2014, the Company had cash totaling $0 (November 30, 2013 - $0) to settle current liabilities of $789,256 (November 30, 2013 - $523,739). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

During the nine month period ended August 31, 2014, the Company incurred $0 (nine months ended August 31, 2013 - $0) of exploration expenditures on the property.

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

As of this reporting period the initial $50,000 payment had been madeand is being paid by an outside investor. The remaining $50,000 is past due as of August 31, 2014.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	August 31,	November 30,
	2014	2013
Tim DeHerrera	$ 715	$ 250
Direct Capital	29,978	-
Syndication Capital	1,343	1,343
	$ 32,036	$ 1,593

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

Pursuant to this stock award during the nine month period ended August 31, 2014, the Company recorded management fees of $0 (nine month period ended August 31, 2013 $0).

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

Pursuant to this stock award during the nine month period ended August 31, 2014 the Company recorded management fees of $0 (nine month period ended August 31, 2013 - $0).

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

During the nine month period ended August 31, 2014, the Company recorded management fees of $0 (nine month period ended August 31, 2013 - $37,500) pursuant to this stock award.

Note 7Related Party Transactions- (cont’d)

On May 30, 2013, the Company entered into a second addendum to the contract, which expires May 30, 2015. Pursuant to the contract, the President received 500,000 common shares upon signing the agreement, 221,250 shares were issued to settle amounts owing under prior contract of $22,125 and 278,750 shares are to be earned over the period of the contract. As before, the President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 90 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.001 per share.

The fair value of the shares issued in settlement of amounts owing of $22,125 was $50,889. The difference between the recorded amount payable and the fair value of stock issued being $28,762 was charged to operations as management fees upon issuance.

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the nine month period ended August 31, 2014, the Company recorded management fees of $0 (nine month period ended August 31, 2013 - $0) pursuant to this stock award.

	August 31,	November 30,
	2014	2013
Amounts charged by Director
Management fees	$ -	$ 244,162

Note 8 Convertible Notes Payable

	August 31,	November 30,
	2014	2013
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #13	21,600	64,060
Promissory Note #15	88,000	88,000
Promissory Note #16	11,000	11,000
Promissory Note #17	11,000	11,000
Promissory Note #18	50,000	50,000
Promissory Note #19	11,000	11,000
Promissory Note #20	11,000	11,000
Promissory Note #21	16,000	16,000
Promissory Note #22	50,000	50,000
Promissory Note #23	16,000	-
Promissory Note #24	16,000	-
Promissory Note #25	16,000	-
Promissory Note #26	16,000	-
Promissory Note #27	16,000	-
Promissory Note #28	16,000	-
Promissory Note #29	48,000	-
	$ 503,600	$ 402,060
Debt discount	(30,509)	(101,250)
Accrued interest	61,289	13,074
	$ 534,380	$ 313,884

As ofAugust 31, 2014 and November 30, 2013, convertible notes payable are recorded net of unamortized debt discount of $(30,509) and $(101,250) respectively.

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

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of convertible notes of $0 (nine month period ended August 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the nine month period ended August 31, 2014, the Company accrued $8,067 (nine month period ended August 31, 2013 - $4,504) in interest expense.

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

During the nine month period ended August 31, 2014, the Company recorded a loss of $17,597 (nine month period ended August 31, 2013 – loss of $59,411) due to the change in value of the derivative liability during the period.

During the nine month period ended August 31, 2014, the Company issued 6,329,934 common shares upon the conversion of $42,460 of the principal balance into common stock, and $68,967 of the derivative liability was re-classified as additional paid in capital upon conversion.

As ofAugust 31, 2014, principal balance of $21,600 (August 31, 2013- $75,000), accrued interest of $15,248 (August 31, 2013 - $5,803) debt discount of $0 (August 31, 2013 - $25,415) and a derivative liability of $38,927 (August 31, 2013 - $136,211) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $14,533 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $88,000 (August 31, 2013 - $88,000) and accrued interest of $18,044 (August 31, 2013 - $0) was recorded.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,682 (nine month period ended August 31, 2013 - $0) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $11,000 (August 31, 2013 - $11,000) and accrued interest of $2,048 (August 31, 2013 - $0) was recorded.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,551 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $11,000 (August 31, 2013 - $11,000) and accrued interest of $1,843 (August 31, 2013 - $0) was recorded.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $6,935 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $50,000 (August 31, 2013 - $50,000) and accrued interest of $8,195 (August 31, 2013 - $0) was recorded.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,430 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $11,000 (August 31, 2013 - $0) and accrued interest of $1,647 (August 31, 2013 - $0) was recorded.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,302 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $11,000 (August 31, 2013 - $0) and accrued interest of $1,447 (August 31, 2013 - $0) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,710 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0) and accrued interest of $1,812 (August 31, 2013 - $0) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $4,786 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0) and accrued interest of $4,786 (August 31, 2013 - $0) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,513 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0), accrued interest of $1,513 (August 31, 2013 - $0) and debt discount of $0 (August 31, 2013 - $0) was recorded.

Promissory Note #24

On January 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $1,223 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0), accrued interest of $1,223 (August 31, 2013 - $0) and debt discount of $0 (August 31, 2013 - $0) was recorded.

Promissory Note #25

On February 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $925 (nine month period ended August 31, 2013 - $0) in interest expense.

Note 8 Convertible Notes Payable - (cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0), accrued interest of $925 (August 31, 2013 - $0) and debt discount of $0 (August 31, 2013 - $0) was recorded.

Promissory Note #26

On March 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $642 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $15,956 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0), accrued interest of $642 (August 31, 2013 - $0) and debt discount of $44 (August 31, 2013 - $0) was recorded.

Promissory Note #27

On April 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $533 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $14,178 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0), accrued interest of $533 (August 31, 2013 - $0) and debt discount of $1,822 (August 31, 2013 - $0) was recorded.

Promissory Note #28

On May 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $428 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $11,488 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $16,000 (August 31, 2013 - $0), accrued interest of $428 (August 31, 2013 - $0) and debt discount of $4,512 (August 31, 2013 - $0) was recorded.

Promissory Note #29

On June 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended August 31, 2014, the Company accrued $957 (nine month period ended August 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended August 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $48,000 (August 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $23,869 (nine month period ended August 31, 2013 - $0) was accreted to the statement of operations.

As ofAugust 31, 2014, principal amount of $48,000 (August 31, 2013 - $0), accrued interest of $957 (August 31, 2013 - $0) and debt discount of $24,131 (August 31, 2013 - $0) was recorded.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the nine month period ended August 31, 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $0 (nine month period ended August 31, 2013 - $159,000). During the nine month period ended August 31, 2014,$42,460 (nine month period ended August 31, 2013, $135,000) of convertible notes payable and accrued interest was converted into common stock of the Company. For the nine month period ended August 31, 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $68,967 (nine month period ended August 31, 2013 - $234,823) was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the nine month period ended August 31, 2014, the Company recognized a loss of $17,597 (nine month period ended August 31, 2013–loss of $107,920) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	August 31,	November 30,
	2014	2013
Balance, beginning of year	$ 90,297	$ 58,200
Initial recognition of derivative liability	-	159,000
Fair value change in derivative liability	17,597	107,920
Conversion of derivative liability to APIC	(68,967)	(234,823)
Balance, end of period	$ 38,927	$ 90,297

Note 10 Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the quarter ended February 28, 2013, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $0 at November 30, 2012. As of August 31, 2014 and November 30, 2013, the Company determined the asset retirement obligation to be $19,761 and $18,861, respectively.

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

	August 31,	November 30,
	2014	2013
Balance, beginning of year	$ 18,861	$ 16,845
Liabilities incurred	-	-
Accretion expense	2,022	2,529
Effect of foreign exchange	(1,122)	(513)
	$ 19,761	$ 18,861

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2013 – 4,000,000 shares issued)

750,000,000 Common shares par value $0.10 –9,334,544 issued

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

Between June 1, 2014, and August 31, 2014, the Company issued 2,451,940 common shares upon the conversion of principal of $8,540 of a convertible note.

Note 12Supplemental Disclosure with Respect to Cash Flows

During the nine month period ended August 31, 2014, the following non-cash investing and financing activities occurred:

Note 12Supplemental Disclosure with Respect to Cash Flows (cont’d)

i)	An aggregate of 6,329,934 common shares were issued with a fair value of $68,967upon the conversion into stock of $42,460 of the principal of a convertible note payable.

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

The Company has determined that certain transactions relating to the convertible notes payable were not correctly accounted for in the three and nine month periods ended May 31, 2012 and accordingly the results of the nine and three month periods ended May 31, 2012 have been restated.

The Company did not recognize any embedded derivative liabilities arising upon the inception or during the term of certain convertible notes payable. As a result of this, at May 31, 2012, the value of the convertible notes on the balance sheet was overstated by $150,724 and derivative liabilities were understated by $170,900.

In the condensed consolidated statement of loss, for the nine month period ended May 31, 2012 accretion of convertible debt and interest discount expense was overstated by $68,311, interest expense on beneficial conversion feature of convertible notes was overstated by $140,000 gain on elimination of convertible debt was overstated by $21,888 and interest expense was understated by $162,868. Finally, the loss on change in fair value of derivative liability was understated by $40,200.

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

As a result of the restatement, the Company has increased the balance of other comprehensive income at November 30, 2011 by $6,388 and also increased the accumulated deficit by a corresponding amount. During the nine month period ended May 31, 2012, foreign exchange charged to the income statement was reduced by $830 and a corresponding reduction to accumulated comprehensive income was recorded. During the three month period ended May 31, 2012, foreign exchange credited to the income statement was reduced by $454 and a corresponding increase to accumulated comprehensive income was recorded.

The net effect of the above restatements at May 31, 2012 is to increase the carrying value of the mineral property by $59,600 to $139,600, reduce the carrying value of the convertible notes payable from $357,432 to $206,708 and to increase the derivative liability from $0 to $170,900. Accumulated other comprehensive income increased from $0 to $6,561. Also the previously reported loss for the nine month period ended May 31, 2012, was increased by $16,095 to $416,491 and the previously reported loss for the three month period ended May 31, 2012 increased by $29,145 to $221,476. The previously reported accumulated deficit at May 31, 2012 decreased by 44,176 from $3,300,141 to $3,255,965.

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

During the year ended November 30, 2012, we incurred $8,639 on exploration expenditures on the property. During the ninemonths ended May 31, 2014, we incurred $0 on exploration expenditures on the property.

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

8.

Diamond drilling should initially target Dyke No. 1 with the aim of ascertaining the physical size and extent of this dyke. Additional drilling will be necessary in the vicinity of the nine remaining known dykes as well as any additional lithium-bearing pegmatite uncovered during exploration on the remainder of the property.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2014	November 30, 2013
	$	$
Total Current Assets	-	-
Total Current Liabilities	789,256	523,739
Working Capital (Deficit)	(789,256)	(523,739)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	August 31, 2014	August 31, 2013
	$	$
Cash Flows from (used in) Operating Activities	(174,421)	(171,350)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	174,421	135,375
Net Increase (decrease) in Cash During Period	-	(35,264)

Results for the Nine Months Ended August 31, 2014 Compared to the Nine Months Ended August 31, 2013.

Operating Revenues

The Company’s revenues for the nine months ended August 31, 2014, and August 31, 2013, were $0 and $0, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

General and Administrative Expenses

General and administrative expenses for the nine month period ended August 31, 2014, and August 31, 2013, were $242,412 and $379,940, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the nine month period ended August 31, 2014, and August 31, 2013, was $(242,412) and $(379,940), respectively.

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the nine month period ended August 31, 2014, and August 31, 2013was $(262,957) and $(301,558), respectively.  The change in value on derivative valuation expense for the nine month period ended August 31, 2014, and August 31, 2013was $(17,597) and $(133,462), respectively.

Net Loss

Net loss for the nine months endedAugust 31, 2014, was $(552,966) compared with a net loss of $(770,885) for the nine months ended August 31, 2013.  The decrease in loss is due to an decrease in general and administrative expenses and other expenses associated with the valuation of derivative instruments.

Results for the Period from November 1, 2006(inception of exploration state) Through August 31, 2014.

Operating Revenues

The Company’s revenues for the period from November 1, 2006(inception of exploration state) through August 31, 2014 were $0.

General and Administrative Expenses

General and administrative expenses for the period from November 1, 2006, (inception of exploration state) through August 31, 2014, were $4,244,977.  General and administrative expenses consist primarily of consulting fees, management fees, office expenses and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from November 1, 2006, (inception of exploration state) through August 31, 2014, was $(4,244,977).

Other Income (Expense):

Other income (expense) for the period from November 1, 2006, (inception of exploration state) through August 31, 2014, was $(5,352,124).

Net Loss

Net loss for the period from November 1, 2006, (inception of exploration state) through August 31, 2014, was $(5,332,810).

Liquidity and Capital Resources

As ofAugust 31, 2014, the Company had a cash balance and asset total of $0 and $1,500,099 respectively, compared with $0 and $1,500,099 of cash and total assets, respectively, as ofNovember 30, 2013.

As ofAugust 31, 2014, the Company had total liabilities of $809,017 compared with $542,600as ofNovember 30, 2013. The increase in total liabilities was attributed to an increase in accounts payable and convertible notes payable.

The overall working deficit increasedfrom $523,739 deficit at November 30, 2013, to $789,256at August 31, 2014, due to an increase in accounts payable and convertible notes payable.

Cash Flow from Operating Activities

During the nine months ended August 31, 2014, cash used in operating activities was $(174,421) compared to $(171,350) for the nine months ended August 31, 2013. The increase in the amounts of cash used for operating activities was primarily due to an increase in interest expenses and accounts payable.

Cash Flow from Investing Activities

During the nine months ended August 31, 2014, cash used in investing activities was $0 compared to $0 for the nine months ended August 31, 2013.

Cash Flow from Financing Activities

During the nine months ended August 31, 2014, cash provided by financing activity was $174,421compared to $135,375 for the nine months ended August 31, 2013.  The increase in cash provided by financing activities is due to an increase in convertible notes payable.

Subsequent Developments

On September 24, 2014, Mr. Tim DeHerrera, resigned from his position with the Company as President, Treasurer, and Secretary. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On September 24, 2014, Mr. Nathan Lewis, was appointed as the Company’s President, Treasurer, Secretary and as a Director, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed

Off-Balance Sheet Arrangements

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the nine months ended August 31, 2014, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On June 3, 2014, Asher Enterprises converted $920 of principal of a convertible note into 230,000 shares of its common stock at a price of $0.004.

On June 6, 2014, Asher Enterprises converted $920 of principal of a convertible note into 230,000 shares of its common stock at a price of $0.004.

On June 10, 2014, Asher Enterprises converted $943 of principal of a convertible note into 230,000 shares of its common stock at a price of $0.0041

On June 13, 2014, Asher Enterprises converted $940 of principal of a convertible note into 229,268 shares of its common stock at a price of $0.0041.

On June 19, 2014, Asher Enterprises converted $1,511 of principal of a convertible note into 377,750 shares of its common stock at a price of $0.004.

On July 11, 2014, Asher Enterprises converted $1,246 of principal of a convertible note into 377,576 shares of its common stock at a price of $0.0033.

On July 21, 2014, Asher Enterprises converted $1,205 of principal of a convertible note into 388,710 shares of its common stock at a price of $0.0031.

On August 20, 2014, Asher Enterprises converted $855 of principal of a convertible note into 388,663 shares of its common stock at a price of $0.0022

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

2. Subsequent Issuances:

On September 18, 2014, Asher Enterprisesconverted $735 of principal of a convertible note into 386,842 shares of its common stock at a price of $0.0019.

On September 26, 2014, Asher Enterprises converted $735 of principal of a convertible note into 386,842 shares of its common stock at a price of $0.0019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On June 1, 2014, the Company executed an Unsecured Convertible Promissory Note with Direct Capital Group Inc. in the sum of $48,000, which accrues interest at 8% per annum, with a December 1, 2014 maturity date. The note contains customary events of default.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on June 13, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration Statement on Form SB-2.
4.01	2012 Employee and Consultant Stock Compensation Plan.	Filed with the SEC on August 28, 2012 as part of our Registration Statement on Form S-8.
10.01	Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.02	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.03	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.04	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.05	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.06	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.07	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.08	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.09	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.10	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.11	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.12	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.13	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.14	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.15	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.16	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.18	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.19	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.20	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.21	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.22	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.23	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed herewith.
10.24	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed with the SEC on March 17, 2014, as part of our Annual Report on Form 10-K.
10.25	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Direct Capital Group Inc., dated March 1, 2014.	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Direct Capital Group Inc., dated April 1, 2014.	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Direct Capital Group Inc., dated May 1, 2014.	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2014.	Filed herewith.
10.32	Resignation of Mr. Tim DeHerrera as President, Treasurer, and Secretary, dated September 24, 2014.	Filed with the SEC on September 26, 2014 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013, as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on March 17, 2009 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

FORCE MINERALS CORPORATION
Dated: October 20, 2014	/s/ Nathan Lewis
Nathan Lewis
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 20, 2014	/s/ Nathan Lewis
By: Nathan Lewis Its: Director