Form 10-K/A
period 2012-11-30
FORCE MINERALS CORP
filed 2014-11-06
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Force Minerals Corporation, formerly known as Force Energy Corp. (the “Company”), for the fiscal year ended November 30, 2012, and filed with the Securities and Exchange Commission on February 27, 2013 (the “Original Filing”), is to include an audit opinion for certain of the Company’s financial statements that were included in the Original Filing.  Specifically, the Original Filing included corrections to the Company’s financial statements for the fiscal year ended November 30, 2011, which were included in the Original Filing, but omitted an audit opinion for those financial statements before the corrections.  Accordingly, this Amendment includes such an audit report, which complies with the requirements of Rule 2-05 of Regulation S-X. For convenience of the reader, this amendment specifies the Original Filing in its entirety, as amended by this Amendment.  Except for the inclusion of the audit opinion for those financial statements, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

Expenses

Our expenses for the years ended November 30, 2011 and 2012 are outlined in the table below:

	Year EndedNovember 30, 2011	Year EndedNovember 30, 2012
Expenses
Accounting and audit fees	$20,175	$22,825
Accretion of ARO	1,965	2,238
Bank charges	1,639	1,176
Consulting fees	—	213,439
Investor relations	10,000	—
Legal fees	20,667	28,514
Management fees	293,225	234,825
Mineral property exploration costs	55,611	8,939
Office expenses	6,481	4,771
Rent	2,673	3,113
Tax, penalties and Interest	42,489	421
Transfer and filing fees	7,874	2,657
Travel	—	2,135
Write-off of oil and gas costs	—	135,427
Total	462,799	660,180

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

22	Report of Independent Registered Public Accounting Firm
23	Consolidated Balance Sheets as of November 30, 2012 and 2011;
25	Consolidated Statements of Operations and Comprehensive Loss for the years ended November 30, 2012 and 2011;
27	Consolidated Statement of Stockholders’ Deficit for the years ended November 30, 2012 and 2011;
29	Consolidated Statements of Cash Flows for the years ended November 30, 2012 and 2011;
31	Notes to Consolidated Financial Statements

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

Noblesville, Indiana

October 29, 2014

5797 East 169th Street, Suite 100Noblesville, IN 46062    317-222-1416  www.HillaryCPAgroup.com

FORCE ENERGY CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
As Restated (Note 16)
ASSETS
Current Assets
Cash	$ 35,442	$ 16,393
Prepaid Expenses	$ -	$ 1,119
Total Current Assets	$ 35,442	$ 17,512

Oil and gas properties, full cost method of accounting
Unproved properties	$ -	$ 135,427
Mineral property option	$ 340,099	$ 139,600

TOTAL ASSETS	$ 375,541	$ 292,539

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 43,713	$ 48,871
Advances Payable	$ 20,000	$ 50,000
Due to related parties	$ 4,625	$ 625
Convertible notes payable, net of discount	$ 315,518	$ 81,089
Derivative liabilities	$ 58,200	$ 129,000
Total Current Liabilities	$ 442,056	$ 309,585

Asset retirement obligation	$ 16,845	$ 13,524

Total Liabilities	$ 458,901	$ 323,109

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 10,000,000 shares authorized	$ -	$ -
None outstanding
Common stock, $0.001 par value 750,000,000 authorized	$ 105,417	$ 54,937
105,416,987 shares issued and outstanding at November 30, 2012
54,937,267 shares issued and outstanding at November 30, 2011
Additional paid in capital	$ 3,812,334	$ 2,826,176
Deferred stock compensation	$ (95,400)	$ (79,600)
Accumulated other comprehensive income	$ 6,027	$ 7,391
Deficit accumulated during the development stage	$ (3,911,738)	$ (2,839,474)
Total Stockholders' Equity	$ (83,360)	$ (30,570)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 375,541	$ 292,539

The accompanying notes are an integral part of these financial statements

FORCE ENERGY CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

	For The Year Ended November 30, 2012	For The Year Ended November 30, 2011 (As Restated)	From Inception (November 1, 2006) through November 30, 2012

Operating Expenses:
Accounting and audit fees	$ 22,825	$ 20,175	$ 309,946
Accretion of ARO	$ 2,238	$ 1,965	$ 7,157
Bank charges	$ 1,176	$ 1,639	$ 5,443
Consulting fees	$ 213,439	$ -	$ 621,939
Depreciation	$ -	$ -	$ 4,651
Investor relations	$ -	$ 10,000	$ 61,443
Legal fees	$ 28,514	$ 20,667	$ 221,319
Management fees	$ 234,825	$ 293,225	$ 1,382,600
Mineral property exploration costs	$ 8,639	$ 55,611	$ 64,250
Office expenses	$ 4,771	$ 6,481	$ 44,193
Oil and gas exploration costs	$ -	$ -	$ 15,000
Rent	$ 3,113	$ 2,673	$ 46,814
Tax penalties and interest	$ 421	$ 42,489	$ 42,910
Transfer and filing fees	$ 2,657	$ 7,874	$ 81,402
Travel	$ 2,135	$ -	$ 12,476
Write-off of oil and gas costs	$ 135,427	$ -	$ 553,466
Total Operating Expenses	$ 660,180	$ 462,799	$ 3,475,009

Operating Loss	$ (660,180)	$ (462,799)	$ (3,475,009)

Other Income and Expense
Interest income	$ -	$ 21	$ 158
Interest expense	$ (341,484)	$ (42,089)	$ (422,173)
Total Other Income and Expense	$ (341,484)	$ (42,068)	$ (422,015)

Extraordinary Items
Debt forgiveness	$ -	$ -	$ 15,286
Loss on settlement of advance payable	$ (30,000)	$ -	$ (30,000)
Change in fair value of derivative liability	$ (40,600)	$ 2,000
Total Extraordinary Items	$ (70,600)	$ 2,000	$ (14,714)

Net Loss for the Period	$ (1,072,264)	$ (502,867)	$ (3,911,738)

Foreign currency exchange gain/(loss)	$ (1,364)	$ 928	$ 6,027

Comprehensive Loss for the Period	$ (1,073,628)	$ (501,939)	$ (3,905,711)

Net gain (loss) per share:
Basic and diluted	$ (0.0151)	$ (0.0095)

Weighted average number of shares outstanding: Basic and diluted	70,979,728	52,972,335

The accompanying notes are an integral part of these financial statements

FORCE ENERGY CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
From Inception (November 1, 2006) to November 30, 2012

	Common Stock		Additional	Deferred		Total
	Number of		Paid-in	Stock	Accumulated	Shareholders'
	Shares	Par Value	Capital	Compensation	Gain (Deficit)	Equity

Common Shares issued for cash at $0.005	23,000,000	$ 23,000	$ 84,000			$ 107,000
Net comprehensive loss at November 30, 2006					$ (8,944)	$ (8,944)
Balance, November 30, 2006	23,000,000	$ 23,000	$ 84,000	$ -	$ (8,944)	$ 98,056

Pursuant to agreement of merger and plan of reorganization	21,354,000	$ 21,354	$ (24,058)			$ (2,704)
Common Shares issued for cash at $0.25	240,000	$ 240	$ 59,760			$ 60,000
Common Shares issued for cash at $0.50	100,000	$ 100	$ 49,900			$ 50,000
Net comprehensive loss at November 30, 2007					$ (79,859)	$ (79,859)
Balance, November 30, 2007	44,694,000	$ 44,694	$ 169,602	$ -	$ (88,803)	$ 125,493

Pursuant to consulting service agreements at $1.35	300,000	$ 300	$ 404,700			$ 405,000
Common Shares issued for cash at $0.75	1,000,000	$ 1,000	$ 749,000			$ 750,000
Net comprehensive loss at November 30, 2008					$ (786,407)	$ (786,407)
Balance, November 30, 2008	45,994,000	$ 45,994	$ 1,323,302	$ -	$ (875,210)	$ 494,086

Common Shares issued for oil and gas property	450,000	$ 450	$ 143,550			$ 144,000
Common Shares issued for cash at $0.28	900,000	$ 900	$ 251,100			$ 252,000
Net comprehensive loss at November 30, 2009					$ (403,082)	$ (403,082)
Balance, November 30, 2009	47,344,000	$ 47,344	$ 1,717,952	$ -	$ (1,278,292)	$ 487,004

Pursuant to management services contract at $0.22	2,500,000	$ 2,500	$ 547,500	$ (264,000)		$ 286,000
Common Shares issued for cash at $0.20	500,000	$ 500	$ 99,500			$ 100,000
Common Shares issued for debt settlement at $0.25	643,267	$ 643	$ 160,174			$ 160,817
Common Shares issued for cash at $0.20	250,000	$ 250	$ 49,750			$ 50,000
Amortization of deferred compensation				$ 93,800		$ 93,800
Net comprehensive loss at November 30, 2010					$ (1,051,852)	$ (1,051,852)
Balance, November 30, 2010	51,237,267	$ 51,237	$ 2,574,876	$ (170,200)	$ (2,330,144)	$ 125,769

Pursuant to management services contract at $0.05	2,500,000	$ 2,500	$ 122,500	$ (125,000)		$ -
Common Shares issued for cash at $0.25	200,000	$ 200	$ 49,800			$ 50,000
Common Shares issued for mineral propety option agreement at $0.08	1,000,000	$ 1,000	$ 79,000			$ 80,000
Amortization of deferred compensation				$ 215,600		$ 215,600
Net comprehensive loss at November 30, 2011					$ (501,939)	$ (501,939)
Balance, November 30, 2011	54,937,267	$ 54,937	$ 2,826,176	$ (79,600)	$ (2,832,083)	$ (30,570)

Intrinsic value of the beneficial coversion feature of convertible notes payable			$ 97,000			$ 97,000
Pursuant to convertible note payable settlement	2,486,549	$ 2,487	$ 62,813			$ 65,300
Pursuant to convertible note payable settlement	6,956,813	$ 6,957	$ 68,643			$ 75,600
Pursuant to conversion of advance payable	14,344,432	$ 14,344	$ 246,056			$ 260,400
Pursuant to consultancy agreement at $0.02	3,000,000	$ 3,000	$ 57,000			$ 60,000
Pursuant to consultancy agreement at $0.0208	2,691,926	$ 2,692	$ 51,146			$ 53,838
Pursuant to management services contract at $0.02	6,000,000	$ 6,000	$ 118,500			$ 124,500
Pursuant to mineral property option agreement at $0.02	7,500,000	$ 7,500	$ 142,500	$ (150,000)		$ -
Pursuant to management services contract at $0.12	7,500,000	$ 7,500	$ 142,500			$ 150,000
Amortization of deferred compensation				$ 134,200		$ 134,200
Net comprehensive loss at November 30, 2012					$ (1,073,628)	$ (1,073,628)
Balance, November 30, 2012	105,416,987	$ 105,417	$ 3,812,334	$ (95,400)	$ (3,905,711)	$ (83,360)

The accompanying notes are an integral part of these financial statements

FORCE ENERGY CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For The Year Ended November 30, 2012	For The Year Ended November 30, 2011 (As Restated)	From Inception (November 1, 2006) through November 30, 2012
Operating activities:
Net loss for the period	$ (1,073,628)	$ (501,939)	$ (3,905,711)
Adjustment to reconcile net loss to net cash used by operations
Accrued interest	$ 32,723	$ 5,750	$ 38,473
Interest expense	$ 127,000	$ -	$ 127,000
Accretion and elimination of discount on convertible notes	$ 211,761	$ 36,339	$ 248,100
Revaluation of derivative liability to fair value	$ 40,600	$ (2,000)	$ 38,600
Consulting fees paid in stock	$ 178,338	$ -	$ 583,338
Share based compensation	$ 134,200	$ 215,600	$ 729,600
Debt forgiveness	$ -	$ -	$ (15,286)
Accretion of ARO	$ 2,238	$ 1,965	$ 7,154
Depreciation	$ -	$ -	$ 4,651
Write-off of oil and gas costs	$ 135,427	$ -	$ 553,466
Prepaid expenses	$ 1,119	$ (881)	$ -
Advance payable	$ -	$ 50,000	$ 50,000
Accounts payable and accrued liabilities	$ (5,158)	$ 10,543	$ 19,671
Net cash used by operating activities	$ (215,380)	$ (184,623)	$ (1,520,944)

Financing activities:
Proceeds from issuance of common stock	$ -	$ 50,000	$ 1,419,000
Convertible note payable	$ 337,500	$ 170,000	$ 507,500
Settlement of Convertible note payable	$ 4,000	$ (18,125)	$ 165,442
Cash acquired on reverse acquisition	$ -	$ -	$ 37,058
Due to related party	$ (57,655)	$ -	$ (57,655)
Net cash provided by financing activities	$ 283,845	$ 201,875	$ 2,071,345

Investing activities:
Property and Equipment	$ -	$ -	$ (4,651)
Mineral property option	$ (50,499)	$ -	$ (110,099)
Development costs of oil and gas properties	$ -	$ -	$ (387,517)
Net cash provided by investing activities	$ (50,499)	$ -	$ (502,267)

Effect of foreign currency translation	$ 1,083	$ (723)	$ (12,692)

Net increase/(decrease) in cash	$ 19,049	$ 16,529	$ 35,442
Cash, beginning of period	$ 16,393	$ (136)	$ -
Cash, end of period	$ 35,442	$ 16,393	$ 35,442

The accompanying notes are an integral part of these financial statements

FORCE ENERGY CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

Note 1:Organization and Basis of Presentation

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of November 30, 2012 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Force Energy Corp,” “we,” “us,” “our” or the “company” are to Force Energy Corp and any subsidiaries.

Note 2: Summary of Significant Accounting Policies

The financial statements of the Company are presented on the accrual basis. The significant accounting policies followed are described below to enhance the usefulness of the financial statements to the reader.

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Development Stage Activities

The Company is a development stage exploration company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Force Energy Corp and its wholly-owned subsidiaries, FRC Exploration Ltd. (a company incorporated in British Columbia, Canada,) (“FRC”) and Nuance Exploration Ltd. (a company incorporated in British Columbia, Canada) (“NEL”). All significant inter-company balances and transactions have been eliminated.

Foreign Currency Translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Canadian dollar. The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At November 30, 2012 and 2011, the cumulative translation adjustment of $6,027 and $7,391, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the years ended November 30, 2012 and 2011, the foreign currency translation adjustment to Accumulated Other Comprehensive income was ($1,364) and $928 respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturity dates of less than three months that may not be reported as investments. While the Company may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, they have not experienced any losses in such accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proven reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproven properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proven reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proven reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost center.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proven reserves of oil and gas attributable to a cost center.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on the properties with unproven reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproven properties and the remaining term of the property leases.

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

Derivative Liabilities and Classification

Free-standing financial instruments (or embedded derivatives) indexed to the Company’s common stock are evaluated to properly classify such instruments within equity or as liabilities in the financial statements. Accordingly, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions for any of the reporting periods presented.

Basic Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the twelve months ended December 31, 2013 and 2012, the assumed exercise of share options are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per share – basic and diluted.  Accordingly, net loss per share basic and diluted are equal in all periods presented.

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

Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair market hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels based on the reliability of the inputs to determine the fair value:

Level 1 – defined as inputs such as unadjusted quoted prices in active markets for identical assets or   liabilities;

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value	November 30, 2012		November 30, 2011
	Input Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Derivative Liability	3	$ 58,200	$ 58,200	$ 129,000	$ 129,000
Total Financial Liabilities		$ 58,200	$ 58,200	$ 129,000	$ 129,000

In management’s opinion, the fair value of convertible notes payable and advances payable approximatesthe carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 3 Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on theCompany’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first usesubjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have a material impact on theCompany’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial statements.

Note 4: Oil and Gas Properties

	November 30, 2012		November 30, 2011
	Canada	Total	Canada	Total
Unproven Properties
Acquisition Costs	$ 119,640	$ 488,640	$ 119,640	$ 488,640
Development Costs	$ 7,365	$ 36,404	$ 7,365	$ 36,404
Asset Retirement Obligation	$ 8,422	$ 8,422	$ 8,422	$ 8,422
	$ 135,427	$ 533,466	$ 135,427	$ 533,466
Written Off	$(135,427)	$(533,466)		$(398,039)
	$ -	$ -	$ 135,427	$ 135,427

1. Hayter Prospect, Alberta, Canada

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

On November 30, 2007, the Grantor did not pay the promissory note and NEL and the Grantor entered into a Participation Agreement whereby NEL accepted a 20% interest of the Grantor’s working interest in the County Line 10D Hayter 10-8-40-1 W4M well as full and final settlement of the promissory note totaling $95,702 after considering the effects of the foreign exchange on the note.

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

During the year ended November 30, 2012, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property (See Note 5). Accordingly, as no current plans to further develop the Hayter property exist, the company recorded an impairment provision of $135,427.

At November 30, 2012, the 50% working interest of the Hayter Well was recorded at $0. The company also recorded $16,845 as an asset retirement obligation (See Note 10).

Note 5: Mineral Property

On July 6, 2010, the Company entered into a Property Option Agreement (amended May 11, 2011) to acquire an option to purchase a 100% interest in the property known as the Zoro 1 property, a mineral property comprising 52 hectares (approximately 128.50 acres) in the Snow Lake region of Manitoba Canada. In order to exercise the option, the Company must pay cash or issue stock to the option holder by the following dates:

1.

$59,600 (CDN 62,000) on signing the agreement (paid)

2.

$102,900 (CDN 100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued with a fair value of $80,000)

3.

$50,500 cash (CDN 50,000) and issue 7,500,000 common stock on or before June, 15, 2012. ($50,500 paid (CDN 50,000) and 7,500,000 shares issued with a fair value of $150,000)

4.

$403,560 (CDN 400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

During the year ended November 30 2012, the Company incurred $8,639 of exploration expenditures on the property.

Note 6: Advances Payable

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

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7: Related Party Transactions

Amounts due to related parties comprise:

	2012	2011
Amounts due to Director
Tim DeHerrera	$ 4,625	$ 625

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

On July 23, 2010, the Company entered into an employment contract with a director which expired July 22, 2011. Pursuant to the contract, the Director received $5,000 per month remuneration. On December 31, 2010 the Director resigned and the employment contract was terminated.

On August 4, 2010, the Company entered into a share for debt settlement agreement with the Company’s former President whereby 643,267 common shares having a fair value of $0.25 each were issued to settle in full management fees of $154,600 rent expense of $1,000 and other expenses of $5,216, totaling $160,817.

On July 23, 2010, the Company entered into an employment contract with the Company President which expired July 22, 2011. Pursuant to the contract, the President received 2,500,000 common shares having a fair value of $550,000. Should the contract be terminated prior to completion, the President will return 100,000 shares to treasury for each unfulfilled month of the contract. The President will also receive $2,500 per month for months 1-3, $4,000 per month for months 4-6 and $5,000 per month for months 7-12 of the contract.

The fair value of 1,300,000 shares issuedwere earned immediately and were expensed as stock based compensation of $286,000. The fair value of the remaining 1,200,000 shares, which are to be earned over the term of the contract,were charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

Pursuant to this stock award the Company recorded management fees of $170,200 for the year ended November 30, 2011 and $93,800 for the year ended November 30, 2010.

On July 18, 2011, the Company entered into a new employment contract with the Company President which expires July 18, 2013. Pursuant to the contract, the President receives 2,500,000 common shares having a fair value of $125,000. The President will receive $7,500 per month for the term of the contract. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. Should the contract be renewed then the President will receive 2,500,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.025 per share.

The fair value of the 2,500,000 shares, which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. The stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to the stock award the Company recorded management fees of $79,600 for the year ended November 30, 2012 and $45,400 for the year ended November 30, 2011.

On July 16, 2012, the Company entered into an addendum to the contract which expires July 15, 2014. Pursuant to the contract, the President received 7,500,000 common shares on July 2012, and will continue to receive 7,500,000 common shares upon each anniversary date of the addendum. The fair value of the shares received was $150,000. The President will receive $10,000 per month for the term of the addendum and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

The fair value of the 7,500,000 shares, which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. The stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $54,600 for the year ended November 30, 2012.

During the years ended November 30, 2012 and 2011 the Company charged or accrued the following amounts:

	2012	2011
Amounts charged by directors
Management fees	$ 234,825	$ 284,475

Amounts charged by former director and Company controlled by former director
Management fees	$ -	$ 8,750
Total	$ 234,825	$ 293,225

Note 8: Convertible Notes Payable

At November 30, 2012 and November 30, 2011 convertible notes payable are recorded net of unamortized debt discount of $0 for 2012 and $94,661 for 2011.

	2012	2011
Promissory Note #1	$ -	$ 100,000
Promissory Note #2	$ -	$ 37,500
Promissory Note #3	$ -	$ 32,500
Promissory Note #4	$ -	$ -
Promissory Note #5	$ -	$ -
Promissory Note #6	$ 20,000	$ -
Promissory Note #7	$ 20,000	$ -
Promissory Note #8	$ 20,000	$ -
Promissory Note #9	$ -	$ -
Promissory Note #10	$ 30,000	$ -
Promissory Note #11	$ 42,500	$ -
Promissory Note #12	$ 42,500	$ -
Promissory Note #13	$ 75,000	$ -
Promissory Note #14	$ 50,000	$ -
	$ 300,000	$ 170,000
Debt Discount	$ -	$ (94,661)
Accrued Interest	$ 15,518	$ 5,750
	$ 315,518	$ 81,089

Promissory Note #1

On May 11, 2011, the Company received $100,000 cash and the Company issued a convertible promissory note in the amount of $100,000. The promissory note was unsecured, bearing interest at 8% per annum, and matures on May 10, 2013.

During the year ended November 30, 2012 the Company accrued $6,691 in interest expense pursuant to the note.

The note is convertible at the option of the holder at any time into Common stock of the Company. The conversion price is defined as “50% discount to the average bid price for the shares as quoted on the OTCBB, where the shares are traded, for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature was a derivative liability based upon its variable conversion terms.

On October 24, 2012, the note was amended. The amended note is unsecured, bears interest at 10% and matures on May 11, 2013. The note may be converted into Common stock at the option of the holder at any time prior to maturity. The conversion price is defined as “50% multiplied by the market price, where market price is determined as the lowest three (3) closing bid prices during the ten trading day period ending the day prior to conversion. The Company determined the embedded conversion feature was a derivative liability based upon its variable conversion terms.

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

During the year ended November 30, 2012 the Company recorded a loss of $44,400 due to the change in value of the derivative liability during the year, and debt discount of $26,059 was accreted to the statement of operations.

During the year ended November 30, 2012, the Company issued 14,344,432 common shares upon the conversion of the principal balance of the note into common stock, and $160,400 of the derivative liability was re-classified as additional paid in capital upon conversion, and the balance of the debt discount of $68,602 was charged to the statement of operations.

At November 30, 2012, accrued interest of $11,141, debt discount of $0 and a derivative liability of $13,000 was recorded.

During the year ended November 30, 2011, the Company failed to recognize the embedded derivative which arose upon inception of the note due to the note being convertible at the option of the holder immediately. The Company has restated its accounting for this note as more fully described in Note 16.

Promissory Note #2

On August 18, 2011, the Company received $37,500 cash and issued a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 22, 2012. During the year ended November 30, 2012 the Company accrued $625 in interest expense.

After 180 days the note is convertible at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

On February 15, 2012, the Company exercised its right of prepayment settlement, and the note was settled for cash consideration of $57,655. During the year ended November 30, 2012, the Company recorded $18,685 of interest pursuant to the terms of the note as a result of an early settlement penalty.

Promissory Note #3

On September 28, 2011, the Company received $32,500 cash and issued a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 3, 2012. During the year ended November 30, 2012 the Company accrued $845 in interest expense.

After 180 days the note is convertible at the option of the holder into Common stock of the Company. The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

Upon the holder’s option to convert becoming active the company recorded debt discount to the extent of the face value of the note of $32,500, expensed the excess amount of $700 as debt discount immediately and recorded a derivative liability of $33,200, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a gain of $1,700 due to the change in value of the derivative liability during the year.

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

At November 30, 2012, there was no accrued interest, debt discount or a derivative liability recorded.

Promissory Note #4

On January 4, 2012, the Company received $37,500 cash and issued a convertible promissory note in the amount of $37,500. The promissory note was unsecured, bears interest at 8% per annum, and matured on October 6, 2012. During the year ended November 30, 2012 the Company accrued $1,500 interest expense.

After 180 days the note is convertible at the option of the holder into Common stock of the Company. The conversion price is defined as “55% discount to the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and a derivative liability of $35,700 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a loss of $900 due to the change in value of the derivative liability during the year.

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

At November 30, 2012, there was no accrued interest, debt discount or a derivative liability recorded.

Promissory Note #5

On February 15, 2012, the Company received $30,000 cash and issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note is convertible at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the Company.

On October 24, 2012, thePromissory Note was amalgamated with Note 9 and a new amended Convertible promissory note for $50,000 was created. (See Promissory Note #14).

Promissory Note #6

On February 15, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note is convertible at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

Promissory Note #7

On February 15, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note is convertible at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

Promissory Note #8

On February 15, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note is convertible at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

Promissory Note #9

On March 20, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may is convertible at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000,000 common shares of the Company.

On October 24, 2012, thePromissory Note was amalgamated with Promissory Note #5 and a new amended Convertible Promissory Note for $50,000 was created. (See Promissory Note #14)

Promissory Note #10

On March 20, 2012, the Company received $30,000 cash and issued a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note is convertible at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the Company.

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on

March 14, 2013. During the year ended November 30, 2012 the Company accrued $1,593 in interest expense.

After 180 days the note is convertible at the option of the holder into Common stock of the Company. The conversion price is defined as “55% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

Promissory Note #12

On August 17, 2012, the Company received $42,500 cash and issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 21, 2013. During the year ended November 30, 2012 the Company accrued $978 in interest expense.

After 180 days the note is convertible at the option of the holder into Common stock of the Company. The conversion price is defined as “48% multiplied by market price where market price is determined as the average bid price for the shares as quoted on the OTCBB where the shares are traded for the three consecutive business days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013. During the year ended November 30, 2012 the Company accrued $1,299 in interest expense.

After 180 days the note is convertible at the option of the holder into Common stock of the Company. The conversion price is defined as “50% multiplied by market price where market price is determined as the average of the lowest three (3) closing bid prices during the ten trading days prior to the date of conversion”. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms once the holder’s conversion rights were triggered.

Promissory Note #14

On October 24, 2012, Notes 5 and 9 were amalgamated and a new amended note was created, in the amount of $50,000. The promissory note is unsecured, bears interest at 10% per annum, and is due upon demand. During the year ended November 30, 2012 the Company accrued $507 in interest expense.

The note is convertible at the option of the holder at any time into Common stock of the Company. The conversion price is defined as “50% multiplied by the market price, where market price is determined as the lowest three (3) closing bid prices during the ten trading day period ending the day prior to conversion. The Company determined that the embedded conversion feature would be a derivative liability based upon its variable conversion terms.

Upon inception the Company recorded a debt discount and a derivative liability of $45,200 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount has been charged immediately to the statement of operations as the note is due upon demand. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2012 the Company recorded a gain of $3,000 due to the change in value of the derivative liability during the year.

At November 30, 2012, accrued interest of $507, debt discount of $0 and a derivative liability of $45,200 was recorded.

Subsequent to the year ended November 30, 2012, the holder was issued 3,333,333 common shares upon the conversion of $12,000 of the principal balance of the note into common stock.

The Company determined that Promissory notes 5, 6, 7,8, 9 and 10 should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes 5, 6, 7 and 8 and $0.02 for notes 9 and 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (i.e. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2012 interest expense relating to the beneficial conversion feature of convertible notes of $97,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 9: Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the year ended November 30, 2012, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $120,000. During the year ended November 30, 2012, $172,800 of convertible notes payable plus accrued interest were converted into common stock of the Company. The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $228,500 was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the year ended November 30, 2012, the Company recognized a loss of $40,600 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

	2012	2011
Balance, beginning of year	$ 129,000	$ -
Initial recognition of derivative liability	$ 117,100	$ 131,000
Conversion of derivative instruments to Common Stock	$ (228,500)	$ -
Mark-to-Market adjustment to fair value	$ 40,600	$ (2,000)
Balance, end of year	$ 58,200	$ 129,000

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

	2012	2011
Risk Free Rate	0.13%	0.25%
Dividend Yield	None	None
Weighted Average	0.44%	0.00%
Expected Term (Years)	1.5	1.5
Weighted Average Volatility	98.00%	97.00%

Note 10: Asset Retirement Obligation

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total asset retirement obligations at November 30, 2012 to be $16,845 based on a total undiscounted liability of $17,637 (CDN 17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	2012	2011
Balance, beginning of year	$ 13,524	$ 12,282
Liabilities Incurred	$ -	$ -
Accretion Expense	$ 2,238	$ 1,965
Effect of Foreign Exchange	$ 1,083	$ (723)
	$ 16,845	$ 13,524

Note 11: Capital Stock

On November 1, 2006 the Company authorized 90,000,000 shares of commons stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001.

During the period of November 1, 2006 (Inception) to November 30, 2006, the Company issued 23,000,000 common shares at $0.005 per share for total proceeds of $107,000 net of $8,000 in commissions pursuant to a private placement.

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

On April 16, 2008, the Company agreed to issue 300,000 common shares (issued May 2008) with a fair value of $1.35 per share totaling $405,000 pursuant to three consultancy contracts.

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

On May 5, 2012, the Company issued 2,691,926 common shares with a fair value of $53,838 pursuant to a consultancy agreement with Primary Capital LLC. (Note 14)

On June 12, 2012, the Company issued 7,500,000 common shares with a fair value of $150,000 pursuant to the Zoro 1 mineral property option agreement.

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

Between September 20, 2012 and November 23, 2012 the Company issued an aggregate of 14,344,432 common shares with an aggregate fair value of $260,401 upon the conversion of the convertible note payable falling due on May 10, 2013.

On September 26, 2012, The Company increased its authorized capital stock to 750,000,000 common shares from 270,000,000 common shares.

On September 26, 2012, the Company issued 3,000,000 common shares with a fair value of $73,500 pursuant to a consultancy agreement.

Note 12: Income Taxes

Income taxes are summarized as follows for the year ended November 30, 2012.

November 30, 2012
Current Benefit	$ (1,073,628)
Deferred Benefit	$ 1,073,628
Net Income Tax (benefit) expense	$ -

A full valuation allowance has been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law. While the Company’s statutory tax rate can range from 15% to 39% depending on the taxable income level, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 13: Supplemental Disclosure with Respect to Cash Flows

During the year ended November 30, 2012, the following non-cash investing and financing activities occurred:

1.

2,691,926 common shares were issued with a fair value of $53,838 pursuant to a consulting agreement (Note 11).

2.

6,000,000 common shares were issued with a fair value of $124,500 pursuant to a consulting agreement.

3.

An aggregate of 2,486,549 common shares were issued with a fair value of $65,300 upon the extinguishment of a convertible note payable.

4.

An aggregate of 6,956,813 common shares were issued with a fair value of $75,600 upon the extinguishment of a convertible note payable.

5.

An aggregate of 14,344,432 common shares were issued with a fair value of $260,401 upon the extinguishment of a convertible note payable.

6.

7,500,000 common shares were issued with a fair value of $150,000 pursuant to Zoro mineral property agreement. (Note 5)

7.

An aggregate of 3,000,000 common shares were issued with a fair value of $60,000 to settle an advance payable in the amount of $30,000.

8.

7,500,000 common shares were issued with a fair value of $150,000 pursuant to an employment contract.

During the year ended November 31, 2011, the following non-cash investing and financing activities occurred;

1.

2,500,000 common shares were issued with a fair value of $125,000 pursuant to an employment contract.

2.

1,000,000 common shares were issued with a fair value of $80,000 pursuant to a mineral property option agreement.

During the year ended November 30, 2010, the following non-cash investing and financing activities occurred:

1.

2,500,000 common shares were issued with a fair value of $550,000 pursuant to an employment contract.

2.

643,267 common shares were issued pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817.

During the year ended November 30, 2009, the following non-cash investing and financing activities occurred:

1.

450,000 common shares were issued with a fair value of $0.32 per share for a total of $144,000 pursuant to an agreement to acquire an additional 25% working interest in the Diamond Springs Prospect.

During the year ended November 30, 2008, the following non-cash investing and financing activities occurred:

1.

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

Note 14: Commitments

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

Pursuant to the agreement should the Company issue further potentially dilutive derivative instruments, or issue stock from treasury at any time, then within five (5) days of the end of the fiscal quarter in which such instruments or stock was issued, the Company will issue to Primary additional common shares (the “Adjustment shares”) such that Primary continues to hold common stock equivalent to the Applicable Percentage.

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

1.

a cash fee of 8% of the gross proceeds of the financing,

2.

a 5 year warrant to purchase that number of shares equal to 8% of the number of shares issued in the financing on the same terms as the financing. Any such warrant issued will be in a form provided by Primary and may include terminology allowing for full ratchet anti-dilution provisions, standard and cashless exercise provisions and the same registration rights as received by the original investors.

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

Note 15: Subsequent Events

Subsequent to the year ended November 30, 2012, the Company issued 3,333,333 common shares with a fair value of $17,500 pursuant to the partial conversion of a note payable falling due on July 3, 2012 to common stock.

Note 16: Restatement

1.

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

2.

Convertible Notes Payable

The Company has determined that certain transactions relating to the convertible notes payable were not correctly accounted for in the year ended November 30,2011 and accordingly the results of the year ended November 30, 2011 were restated.

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

The effect of the restatement is to reduce the carrying value of the convertible notes payable from $217,870 to $210,089 and to increase derivative liability from $0 to $129,000. Also the loss for the year is reduced from $509,720 to $501,939, with a corresponding reduction to deficit at November 30, 2011.

Note 17:Legal Matters

The Company has no known legal issues pending.

Note 18:Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended November 30, 2012, the Company had a comprehensive loss of $1,073,628.  In addition, the Company had a net loss of $501,939 for the year ended November 30, 2011. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Tim DeHerrara President, CEO, CFO and Director	2012 2011	111,275 75,750	0 0	75,000 50,000	0 0	0 0	0 0	0 0	186,275 125,750
Michael Mathot Former Secretary, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for theYear Ended November 30		Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$7,500	$0	$0	$0
2012		$11,653.98	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Settlement Agreement, dated August 4, 2010(2)
10.2	Option Agreement, dated July 6, 2010(3)
10.3	Employment Agreement with Tim DeHerrera dated August 10, 2010(4)
10.5	Employment Agreement with Tim DeHerrera dated July 18, 2011(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Technical Report, dated September 4, 2009(3)
99.2	Bubble and Gridded Data Plots(5)
99.3	Table 1 – Analytical Results(5)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on June 5, 2006.

[2]	Incorporated by reference to the Current Report on Form 8-K filed on September 9, 2010.

[3]	Incorporated by reference to the Current Report on Form 8-K filed on August 31, 2010.

[4]	Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2010.

[5]	Incorporated by reference to the Current Report on Form 10-K filed on February 23, 2012.

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
November 6, 2014

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
November 6, 2014