Form 10-K/A
period 2013-11-30
FORCE MINERALS CORP
filed 2014-11-07
CIK 1333563

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

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Force Minerals Corporation, formerly known as Force Energy Corp. (the “Company”), for the fiscal year ended November 30, 2013, and filed with the Securities and Exchange Commission on March 17, 2014 (the “Original Filing”), is to include an audit opinion for certain of the Company’s financial statements that were included in the Original Filing.  Specifically, the Original Filing included corrections to the Company’s financial statements for the fiscal year ended November 30, 2011, which were included in the Original Filing, but omitted an audit opinion for those financial statements before the corrections.  Accordingly, this Amendment includes such an audit report, which complies with the requirements of Rule 2-05 of Regulation S-X. For convenience of the reader, this amendment specifies the Original Filing in its entirety, as amended by this Amendment.  Except for the inclusion of the audit opinion for those financial statements, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Employees

Currently our only employee is Tim DeHerrera. We do not expect any material changes in the number of employees over the next twelve month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operations for the foreseeable future.  Consultants will be retained on the basis of ability and experience.

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

Working Capital

	November 30, 2013 $	November 30, 2012 $
Current Assets	-	35,442
Current Liabilities	523,739	442,056
Working Capital (Deficit)	(523,739)	(-406,614)

Cash Flows

	November 30, 2013 $	For the Period from November 1, 2006 (date of inception) to November 30, 2013 $
Cash Flows from (used in) Operating Activities	(279,920)	(1,800,864)
Cash Flows from (used in) Investing Activities	(1,160,000)	(1,662,267)
Cash Flows from (used in) Financing Activities	1,404,991	3,476,336
Net Increase (decrease) in Cash During Period	(35,442)	0

Results for the Year Ended November 30, 2013Compared to the Year Ended November 30, 2012

Revenues:

The Company’s revenues were $nil for the year ended November 30, 2013compared to $nil in 2012.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended November 30, 2013, compared to $nil in 2012.

General and Administrative Expenses:

General and administrative expenses for the year ended November 30, 2013, and November 30, 2012, were $485,741 and $660,180, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in management fees for normal operations.

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

Net Loss:

Net loss for the year ended November 30, 2013, was $(897,593) compared with a net loss of $(1,073,628) for the year ended November 30, 2012.  The decreased net loss is due to a decrease in consulting fees, general and administrative expenses and convertible note expenses.

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

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company. For the year ended November 30, 2013, general and administrative expenses was $485,741 compared to $3960,75 for the period from inception to November 30, 2013.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

FORCE MINERALS CORP. (F/K/A Force Energy Corporation)
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Force Minerals Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheets of Force Energy Corp. (“the Company”) as of November 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended November 30, 2013 and from November 1, 2006 (date of inception) through November 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at November 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended November 30, 2013 and 2012 and from inception (November 1, 2006) through to November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at November 30, 2013. These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Noblesville, Indiana

October 29, 2014

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	November 30, 2012
ASSETS
Current Assets
Cash	$ -	$ 35,442
Total Current Assets	$ -	$ 35,442

Mineral property option	$ 1,500,099	$ 340,099

TOTAL ASSETS	$ 1,500,099	$ 375,541

LIABILITIES
Current Liabilities:
Bank Overdraft	$ 23	$ -
Accounts payable and accrued liabilities	$ 97,942	$ 43,713
Advances Payable	$ 20,000	$ 20,000
Due to related parties	$ 1,593	$ 4,625
Convertible notes payable, net of discount	$ 313,884	$ 315,518
Derivative liabilities	$ 90,297	$ 58,200
Total Current Liabilities	$ 523,739	$ 442,056

Asset retirement obligation	$ 18,861	$ 16,845

Total Liabilities	$ 542,600	$ 458,901

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 10,000,000 shares authorized	$ 4,000	$ -
4,000,000 issued and outstanding at November 30, 2013
Common stock, $0.1 par value 750,000,000 authorized	$ 300,461	$ 105,417
3,004,610 shares issued and outstanding at November 30, 2013
1,054,169 shares issued and outstanding at November 30, 2012
Additional paid in capital	$ 5,520,454	$ 3,812,334
Deferred stock compensation	$ (64,112)	$ (95,400)
Accumulated other comprehensive income	$ 6,540	$ 6,027
Deficit accumulated during the development stage	$ (4,803,304)	$ (3,911,738)
Total Stockholders' Equity	$ 964,039	$ (83,360)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,506,639	$ 375,541

NOTE: All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock split of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

	For The Year Ended November 30, 2013	For The Year Ended November 30, 2012	From Inception (November 1, 2006) through November 30, 2013

Operating Expenses:
Accounting and audit fees	$ 39,928	$ 22,825	$ 349,874
Accretion of ARO	$ 2,529	$ 2,238	$ 9,686
Advertising and promotion	$ 78,000	$ -	$ 78,000
Bank charges	$ 223	$ 1,176	$ 5,666
Consulting fees	$ 19,900	$ 213,439	$ 641,839
Depreciation	$ -	$ -	$ 4,651
Investor relations	$ -	$ -	$ 61,443
Legal fees	$ 13,288	$ 28,514	$ 234,607
Management fees	$ 314,162	$ 234,825	$ 1,696,762
Mineral property exploration costs	$ 50,000	$ 8,639	$ 114,250
Office expenses	$ 247	$ 4,771	$ 44,440
Oil and gas exploration costs	$ -	$ -	$ 15,000
Rent	$ 2,116	$ 3,113	$ 48,930
Tax penalties and interest	$ (41,814)	$ 421	$ 1,096
Transfer and filing fees	$ 7,162	$ 2,657	$ 88,564
Travel	$ -	$ 2,135	$ 12,476
Write-off of oil and gas costs	$ -	$ 135,427	$ 553,466
Total Operating Expenses	$ 485,741	$ 660,180	$ 3,960,750

Operating Loss	$ (485,741)	$ (660,180)	$ (3,960,750)

Other Income and Expense
Interest income	$ 2,261	$ -	$ 2,419
Interest expense	$ (306,706)	$ (341,484)	$ (728,879)
Total Other Income and Expense	$ (304,445)	$ (341,484)	$ (726,460)

Extraordinary Items
Debt forgiveness	$ -	$ -	$ 15,286
Loss on settlement of advance payable	$ -	$ (30,000)	$ (30,000)
Change in fair value of derivative liability	$ (107,920)	$ (40,600)	$ (107,920)
Total Extraordinary Items	$ (107,920)	$ (70,600)	$ (122,634)

Net Loss for the Period	$ (898,106)	$ (1,072,264)	$ (4,809,844)

Foreign currency exchange gain/(loss)	$ 513	$ (1,364)	$ 6,540

Comprehensive Loss for the Period	$ (897,593)	$ (1,073,628)	$ (4,803,304)

Net gain (loss) per share:
Basic and diluted	$ (0.3945)	$ (0.0151)

Weighted average number of shares outstanding: Basic and diluted	2,275,120	70,979,728

NOTE: All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one  reverse stock split of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
From Inception (November 1, 2006) to November 30, 2013

	Common Stock		Preferred Stock		Additional	Deferred		Total
	Number of		Number of		Paid-in	Stock	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Gain (Deficit)	Equity

Common Shares issued for cash at $0.005	23,000,000	$ 23,000			$ 84,000			$ 107,000
Net comprehensive loss at November 30, 2006							$ (8,944)	$ (8,944)
Balance, November 30, 2006	23,000,000	$ 23,000			$ 84,000	$ -	$ (8,944)	$ 98,056

Pursuant to agreement of merger and plan of reorganization	21,354,000	$ 21,354			$ (24,058)			$ (2,704)
Common Shares issued for cash at $0.25	240,000	$ 240			$ 59,760			$ 60,000
Common Shares issued for cash at $0.50	100,000	$ 100			$ 49,900			$ 50,000
Net comprehensive loss at November 30, 2007							$ (79,859)	$ (79,859)
Balance, November 30, 2007	44,694,000	$ 44,694			$ 169,602	$ -	$ (88,803)	$ 125,493

Pursuant to consulting service agreements at $1.35	300,000	$ 300			$ 404,700			$ 405,000
Common Shares issued for cash at $0.75	1,000,000	$ 1,000			$ 749,000			$ 750,000
Net comprehensive loss at November 30, 2008							$ (786,407)	$ (786,407)
Balance, November 30, 2008	45,994,000	$ 45,994			$ 1,323,302	$ -	$ (875,210)	$ 494,086

Common Shares issued for oil and gas property	450,000	$ 450			$ 143,550			$ 144,000
Common Shares issued for cash at $0.28	900,000	$ 900			$ 251,100			$ 252,000
Net comprehensive loss at November 30, 2009							$ (403,082)	$ (403,082)
Balance, November 30, 2009	47,344,000	$ 47,344			$ 1,717,952	$ -	$ (1,278,292)	$ 487,004

Pursuant to management services contract at $0.22	2,500,000	$ 2,500			$ 547,500	$ (264,000)		$ 286,000
Common Shares issued for cash at $0.20	500,000	$ 500			$ 99,500			$ 100,000
Common Shares issued for debt settlement at $0.25	643,267	$ 643			$ 160,174			$ 160,817
Common Shares issued for cash at $0.20	250,000	$ 250			$ 49,750			$ 50,000
Amortization of deferred compensation						$ 93,800		$ 93,800
Net comprehensive loss at November 30, 2010							$ (1,051,852)	$ (1,051,852)
Balance, November 30, 2010	51,237,267	$ 51,237			$ 2,574,876	$ (170,200)	$ (2,330,144)	$ 125,769

Pursuant to management services contract at $0.05	2,500,000	$ 2,500			$ 122,500	$ (125,000)		$ -
Common Shares issued for cash at $0.25	200,000	$ 200			$ 49,800			$ 50,000
Common Shares issued for mineral propety option agreement at $0.08	1,000,000	$ 1,000			$ 79,000			$ 80,000
Amortization of deferred compensation						$ 215,600		$ 215,600
Net comprehensive loss at November 30, 2011							$ (501,939)	$ (501,939)
Balance, November 30, 2011	54,937,267	$ 54,937			$ 2,826,176	$ (79,600)	$ (2,832,083)	$ (30,570)

Intrinsic value of the beneficial coversion feature of convertible notes payable					$ 97,000			$ 97,000
Pursuant to convertible note payable settlement	2,486,549	$ 2,487			$ 62,813			$ 65,300
Pursuant to convertible note payable settlement	6,956,813	$ 6,957			$ 68,643			$ 75,600
Pursuant to conversion of advance payable	14,344,432	$ 14,344			$ 246,056			$ 260,400
Pursuant to consultancy agreement at $0.02	3,000,000	$ 3,000			$ 57,000			$ 60,000
Pursuant to consultancy agreement at $0.0208	2,691,926	$ 2,692			$ 51,146			$ 53,838
Pursuant to management services contract at $0.02	6,000,000	$ 6,000			$ 118,500			$ 124,500
Pursuant to mineral property option agreement at $0.02	7,500,000	$ 7,500			$ 142,500	$ (150,000)		$ -
Pursuant to management services contract at $0.12	7,500,000	$ 7,500			$ 142,500			$ 150,000
Amortization of deferred compensation						$ 134,200		$ 134,200
Net comprehensive loss at November 30, 2012							$ (1,073,628)	$ (1,073,628)
Balance, November 30, 2012	105,416,987	$ 105,417			$ 3,812,334	$ (95,400)	$ (3,905,711)	$ (83,360)

Intrinsic value of the beneficial coversion feature of convertible notes payable					$ 248,000			$ 248,000
Conversion of promissory note to stock	22,884,615	$ 22,885			$ 27,115			$ 50,000
Conversion of promissory note to stock	39,927,652	$ 39,927			$ 30,172			$ 70,099
Conversion of promissory note to stock	23,610,236	$ 23,610			$ (6,110)			$ 17,500
Conversion of promissory note to stock	58,613,900	$ 58,614			$ (46,874)			$ 11,740
Elimination of derivative liabilities					$ 234,823			$ 234,823
Stock for property option			4,000,000	$ 4,000	$ 1,156,000			$ 1,160,000
Pursuant to management services contract	22,125,000	$ 22,125			$ 28,764			$ 50,889
Stock for deferred remuneration	27,875,000	$ 27,875			$ 36,237	$ (64,112)		$ -
Amortization of deferred compensation						$ 95,400		$ 95,400
Rounding from partial to full shares	7,610	$ 8			$ (8)			$ -
Reverse stock split 100:1	(297,456,390)							$ -
Net comprehensive loss at November 30, 2013							$ (897,593)	$ (897,593)
Balance, November 30, 2013	3,004,610	$ 300,461	4,000,000	$ 4,000	$ 5,520,453	$ (64,112)	$ (4,803,304)	$ 957,498

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)
	For The Year Ended November 30, 2013	For The Year Ended November 30, 2012	From Inception (November 1, 2006) through November 30, 2013
Operating activities:
Net loss for the period	$ (897,593)	$ (1,073,628)	$ (4,803,304)
Adjustment to reconcile net loss to net cash used by operations
Accrued interest	$ 159,956	$ 32,723	$ 198,429
Interest expense	$ 146,750	$ 127,000	$ 273,750
Accretion and elimination of discount on convertible notes	$ -	$ 211,761	$ 248,100
Revaluation of derivative liability to fair value	$ 107,920	$ 40,600	$ 146,520
Consulting fees paid in stock	$ 50,889	$ 178,338	$ 634,227
Share based compensation	$ 95,400	$ 134,200	$ 825,000
Debt forgiveness	$ -	$ -	$ (15,286)
Accretion of ARO	$ 2,529	$ 2,238	$ 9,683
Depreciation	$ -	$ -	$ 4,651
Write-off of oil and gas costs	$ -	$ 135,427	$ 553,466
Prepaid expenses	$ -	$ 1,119	$ -
Advance payable	$ -	$ -	$ 50,000
Accounts payable and accrued liabilities	$ 54,229	$ (5,158)	$ 73,900
Net cash used by operating activities	$ (279,920)	$ (215,380)	$ (1,800,864)

Financing activities:
Bank Overdraft	$ 23		$ 23
Proceeds from issuance of common stock	$ -	$ -	$ 1,419,000
Proceeds from issuance of preferred stock	$ 1,160,000		$ 1,160,000
Convertible note payable	$ 248,000	$ 337,500	$ 755,500
Settlement of Convertible note payable	$ -	$ 4,000	$ 165,442
Cash acquired on reverse acquisition	$ -		$ 37,058
Due to related party	$ (3,032)	$ (57,655)	$ (60,687)
Net cash provided by financing activities	$ 1,404,991	$ 283,845	$ 3,476,336

Investing activities:
Property and Equipment	$ -	$ -	$ (4,651)
Mineral property option	$ (1,160,000)	$ (50,499)	$ (1,270,099)
Development costs of oil and gas properties	$ -	$ -	$ (387,517)
Net cash provided by investing activities	$ (1,160,000)	$ (50,499)	$ (1,662,267)

Effect of foreign currency translation	$ (513)	$ 1,083	$ (13,205)

Net increase/(decrease) in cash	$ (35,442)	$ 19,049	$ -

Cash, beginning of period	$ 35,442	$ 16,393	$ -
Cash, end of period	$ -	$ 35,442	$ -

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013 and 2012

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of November 30, 2013 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Force Minerals Corporation,” “we,” “us,” “our” or the “company” are to Force Energy Corp and any subsidiaries.

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

Foreign Currency Translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Canadian dollar. The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At November 30, 2013 and 2012, the cumulative translation adjustment of $6,540 and $6,027, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the years ended November 30, 2013 and 2012, the foreign currency translation adjustment to Accumulated Other Comprehensive income was $513 and ($1,364) respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value	November 30, 2013		November 30, 2012
	Input Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Derivative Liability	3	$ 90,297	$ 90,297	$ 58,200	$ 58,200
Total Financial Liabilities		$ 97,297	$ 97,297	$ 58,200	$ 58,200

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

Note 3 Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint andSeveral Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. Theamendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligationsresulting from joint and several liability arrangements for which the total amount of the obligation within the scopeof this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S.GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15,2013. The Company is evaluating the effect, if any, adoption of ASU No. 2013-04 will have on their consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. The Company is evaluating the effect, if any, adoption of ASU No. 2013-05 will have on their consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry forward, a similar tax loss, or a tax credit carry forward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carry forward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on their consolidated financial position, results of operations, and cash flows.

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

Note 5: Mineral Properties

On May 30, 2013, the Company entered into a Property Option Agreement to acquire an option to purchase a 100%interest in four mining concessions known as La Predilecta; La Predilecta II; La Crus and La Cascada comprising approximately 1,181 hectares (approximately 2,918 acres) in the Miahuatlan District, in the southern portion of Centrales Region within Oaxaca State Mexico. The Company will hold its interest via a wholly owned Mexican subsidiary, which is yet to be ncorporated until the option holder receives $100,000 cash.

In order to exercise the option, the Company must pay cash or issue stock to the option holder as follows:

1.

$50,000 within 60 days of signing the agreement.

2.

$50,000 within 90 days of signing the agreement.

3.

Issue an aggregate of 4,000,000 shares of Preferred stock.

Each preferred share shall have an underlying voting right equivalent to 100 shares of Common stock and shall be convertible into 100 shares of Common stock.

As of this reporting period the initial $50,000 payment had been made and is being paid by an outside investor. The remaining $50,000 is past due as of August 31, 2013.

The Company is now waiting for the Seller to verify the current standing with all taxes on the property. As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

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

During the year ended November 30 2013, the Company incurred $0 in exploration expenditures on the property.

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

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7: Related Party Transactions

Amounts due to related parties comprise:

	2013	2012
Amounts due to Director
Tim DeHerrera	$ 250	$ 4,625
Syndication Capital	$ 1,343	$ -
	$ 1,593	$ 4,625

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

The fair value of 13,000 shares (as adjusted by the 100:1 reverse stock split) issuedwere earned immediately and were expensed as stock based compensation of $286,000. The fair value of the remaining 12,000 shares (as adjusted by the 100:1 reverse stock split), which are to be earned over the term of the contract,were charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

Pursuant to this stock award the Company did not record any management fees for the years ended November 30, 2013 and 2012. Management fees of $170,200 for the year ended November 30, 2011 and $93,800 for the year ended November 30, 2010 were recorded.

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

The fair value of the 250,000 shares (as adjusted by the 100:1 reverse stock split), which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. The stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to the stock award the Company did not record any management fees for the year ended November 30, 2013, but recorded management fees of $79,600 for the year ended November 30, 2012 and $45,400 for the year ended November 30, 2011.

On July 16, 2012, the Company entered into an addendum to the contract which expires July 15, 2014. Pursuant to the contract, the President received 75,000 (as adjusted by the 100:1 reverse stock split) common shares on July 2012, and will continue to receive 75,000 (as adjusted by the 100:1 reverse stock split) common shares upon each anniversary date of the addendum. The fair value of the shares received was $150,000. The President will receive $10,000 per month for the term of the addendum and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

The fair value of the 75,000 shares (as adjusted by the 100:1 reverse stock split), which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. The stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. Pursuant to this stock award the Company recorded management fees of $54,600 for the year ended November 30, 2012.

During the years ended November 30, 2013 and 2012 the Company recorded management fees of $95,400 and $54,600 respectively, pursuant to this stock award.

On May 30, 2013, the Company entered into a second addendum to the contract, which expires May 30, 2015.Pursuant to the contract, the President received 500,000 common shares upon signing the agreement, 221,250 shares were issued to settle amounts owing under prior contract of $22,125 and 278,750 shares are to be earned over the period of the contract. As before the President will receive $10,000 per month for months 25-36 of the addendum and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving90 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.001 per share.

The fair value of the shares issued in settlement of amounts owing of $22,125 was $50,889. The difference between the recorded amount payable and the fair value of stock issued being $28,762 was charged to operations as management fees upon issuance.

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the year ended November 30, 2013, the Company recorded management fees of $120,000 pursuant to this stock award.

Note 8: Convertible Notes Payable

At November 30, 2013 and November 30, 2012 convertible notes payable are recorded net of unamortized debt discount of $101,250 for 2010 and $0for 2012.

	2013	2012
Promissory Note #6	$ 20,000	$ 20,000
Promissory Note #7	$ 20,000	$ 20,000
Promissory Note #8	$ 20,000	$ 20,000
Promissory Note #10	$ 30,000	$ 30,000
Promissory Note #11	$ -	$ 42,500
Promissory Note #12	$ -	$ 42,500
Promissory Note #13	$ 64,060	$ 75,000
Promissory Note #14	$ -	$ 50,000
Promissory Note #15	$ 88,000	$ -
Promissory Note #16	$ 11,000	$ -
Promissory Note #17	$ 11,000	$ -
Promissory Note #18	$ 50,000	$ -
Promissory Note #19	$ 11,000	$ -
Promissory Note #20	$ 11,000	$ -
Promissory Note #21	$ 16,000	$ -
Promissory Note #22	$ 50,000	$ -
	$ 402,060	$ 300,000
Debt Discount	$ (101,250)
Accrued Interest	$ 13,074	$ 15,518
	$ 313,884	$ 315,518

Promissory Note #6

On February 15, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

On October11, 2013, the Company authorized and directed to amend and restate the note into a new promissory note to Direct Capital Group Inc. and to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

Promissory Note #7

On February 15, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

On October11, 2013, the Company authorized and directed to amend and restate the note into a new promissory note to Direct Capital Group Inc. and to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

Promissory Note #8

On February 15, 2012, the Company received $20,000 cash and issued a convertible promissory note in the amount of $20,000. The promissory note is unsecured, interest free and repayable upon demand.

On October11, 2013, the Company authorized and directed to amend and restate the note into a new promissory note to Direct Capital Group Inc. and to provide conversion features equal to the lower of (i) $0.001 per share or (ii) 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion.

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

The note also contains a provision whereby should the Company perform a stock split or reverse stock split, theconversion price of the note reverts to the lesser of 40% of market value at the time of conversion, or $0.01 pershare. Accordingly, subsequent to the period end on June 14, 2013, this conversion provision was triggered.

The Company determined that Promissory notes # 6, 7, 8, and 10 should be accounted for in accordance with FASBASC 470-20, which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes # 6,7 and 8 and $0.02 for note 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (i.e. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the years ended November 30, 2013 and 2012, interest expense relating to the beneficial conversion feature of convertible notes of $0 and $97,000 respectively, was recorded in the financial statements with a corresponding increase to additional paid in capital.

Promissory Note #11

On June 12, 2012, the Company received $42,500 cash and issued a convertible promissory note in the amount of $42,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 14, 2013. During the years ended November 30, 2013and 2012, the Company accrued $107 and $1,593 in interest expense respectively.

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

In December 2012, upon the holder’s option to convert becoming active, the Company recorded debt discount and a derivative liability of $38,600 being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2013, the Company recorded a loss of $4,300 due to the change in value of the derivative liability during the period, and debt discount of $38,600 was accreted to the statement of operations.

During the year ended November 30, 2013, the Company issued 192,576 common shares upon the conversion of$42,500 of the principal balance plus $1,700 accrued interest into common stock, and $42,300 of the derivative liability was re-classified as additional paid in capital upon conversion.

Accrued interest of $0 and $1,593 for the years ended November 30, 2013 and 2012 was recorded.

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

In February 2013, upon the holder’s option to convert becoming active, the Company recorded debt discount and a derivative liability of $43,600 being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2013, the Company recorded a loss of $60,551 due to the change in value of the derivative liability during the period, and debt discount of $43,600was accreted to the statement of operations.

During the year ended November 30, 2013 the Company issued 425,781 common shares upon the conversion of$42,500of the principal balance and $1,700 of accrued interest into common stock. $104,151 of the derivative liability was re-classified as additional paid in capital upon conversion.

Accrued interest of $0 and $978 for the years ended November 30, 2013 and 2012 was recorded.

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

In March 2013, upon the holder’s option to convert becoming active, the Company recorded debt discount of$75,000, charged $1,800 to interest expense and also recorded a derivative liability of $76,800 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2013, the Company recorded a loss of $33,869 due to the change in value of the derivative liability during the period, and debt discount of $75,000was accreted to the statement of operations.

During the year ended November 30, 2013, the Company issued 558,167 common shares upon the conversion of$10,940 of the principal balance into common stock, and $20,372 of the derivative liability was re-classified as additional paid in capital upon conversion.

Accrued interest of $7,181 and $1,299 for the years ended November 30, 2013 and 2012 was recorded. A derivative liability of $90,297 was recorded as of November 30, 2013.

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

During the year ended November 30, 2013, the Company recorded a loss of $6,300 due to the change in value of the derivative liability during the period.

During the year ended November 30, 2013, the Company issued 245,867 common shares upon the conversion of$50,000 of the principal balance of the note into common stock, and $51,500 of the derivative liability was reclassified as additional paid in capital upon conversion. The holder of the note waived the remaining interest balance and a credit of $2,095 was charged to the statement of operations.

Accrued interest of $0 and $507 for the years ended November 30, 2013 and 2012 was recorded respectively. A derivative liability of $45,200was recorded as of November 30, 2012.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of$88,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. Thetransaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $3,510 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $88,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of$11,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $366in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of$11,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $292 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of$50,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $1,260 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $50,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of$11,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $217 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with acorresponding increase to additional paid in capital.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of$11,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $145 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of$16,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.

The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended November 30, 2013, the Company accrued $102 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

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

During the year ended November 30, 2013, the Company accrued $102 in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $50,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

The Company determined that Promissory notes # 6, 7, 8, and 10 should be accounted for in accordance with FASBASC 470-20, which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The intrinsic value of the conversion feature is calculated as the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.05 for notes # 6,7 and 8 and $0.02 for note 10), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature is calculated as pro rata portion of the proceeds from issuance of the convertible debt, being equal to proceeds received multiplied by intrinsic value divided by the total value received (i.e. the aggregate of proceeds and intrinsic value). This beneficial conversion feature is allocated to debt discount and additional paid in capital. Because the debt is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

Note 9: Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the year ended November 30, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $159,000. During the years ended November 30, 2013 and 2012, $49,340 and $172,800 respectively, of convertible notes payable plus accrued interest were converted into common stock of the Company. The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $234,823for the year ended November 30, 2013 and $228,500 for the year ended November 30, 2012 was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the year ended November 30, 2013, the Company recognized a loss of $107,920 and $40,600 for the year ended November 30, 2012, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

	2013	2012
Balance, beginning of year	$ 58,200	$ 129,000
Initial recognition of derivative liability	$ 159,000	$ 117,100
Conversion of derivative instruments to Common Stock	$ (234,823)	$(228,500)
Mark-to-Market adjustment to fair value	$ 107,920	$ 40,600
Balance, end of year	$ 90,297	$ 58,200

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.

Note 10: Asset Retirement Obligation

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

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total asset retirement obligations at February2013 to be $16,889 based on a total undiscounted liability of $17,057 (CDN 17,500) in the Hayter Prospect, Alberta, Canada. These payments are expected to be made over the next seven years, with the majority of the cost incurred between 2016 and 2019.

The Company’s credit adjusted risk free rate of 15% and an inflation rate of 8% were used to calculate the present value of the asset retirement obligation.

	2013	2012
Balance, beginning of year	$ 16,845	$ 13,524
Liabilities Incurred	$ -	$ -
Accretion Expense	$ 2,529	$ 2,238
Effect of Foreign Exchange	$ (513)	$ 1,083
	$ 18,861	$ 16,845

Note 11: Capital Stock

On June 6, 2013, the Board of Directors authorized a 100:1 reverse stock split of the common shares. The reverse stock split received regulatory approval on June 28, 2013. The record date for the reverse stock split was June 14,2013. The authorized number of common shares remained unchanged. All references in the accompanying financial statements to the number of common shares have been restated to reflect the reverse stock split.

On November 1, 2006 the Company authorized 900,000 shares of common stock with a par value of $0.001 per share and 100,000 shares of preferred stock with a par value of $0.001.

During the period of November 1, 2006 (Inception) to November 30, 2006, the Company issued 23,000 common shares at $0.005 per share for total proceeds of $107,000 net of $8,000 in commissions pursuant to a private placement.

On December 29, 2006, the Company issued 213,540 common shares as a result of the reverse merger and recapitalization.

On April 5, 2007, the Company issued 24,000 common shares at $0.25 per share for total proceeds of $60,000 pursuant to a private placement.

On November 30, 2007, the Company issued 10,000 common shares at $0.50 per share for total proceeds of $50,000 pursuant to a private placement.

On April 16, 2008, the Company agreed to issue 30,000 common shares (issued May 2008) with a fair value of $1.35 per share totaling $405,000 pursuant to three consultancy contracts.

On April 17, 2008, the Company issued 100,000 common shares at $0.75 per share for total proceeds of $750,000 pursuant to a private placement.

On September 19, 2009, the Company issued 45,000 common shares pursuant to the Diamond Springs Prospect property agreement with a fair value of $144,000.

On October 30, 2009, the Company issued 90,000 common shares at $0.28 per share for total proceeds of $252,000 pursuant to a private placement.

On July 9, 2010, the Company issued 50,000 common shares at $0.20 per share for gross proceeds of $100,000.

On July 23, 2010, the Company issued 250,000 common shares pursuant to an employment contract with the Company President. The fair value of the shares issued was $550,000.

On August 4, 2010, the Company issued 6,432 common shares pursuant to a debt settlement agreement, in settlement of amounts owing to the Company’s former president in the amount of $160,817.

On December 1, 2010, the Company issued 200,000 common shares for aggregate proceeds of $50,000.

On June 3, 2011 the Company issued 100,000 shares of common stock pursuant to the Zoro 1 mineral property agreement, with a fair value of $80,000.

On June 7, 2011 and July 18, 2011, the Company issued 100,000 and 150,000 shares of common stock to the President pursuant to the new management contract. (Note 7). The shares issued had a fair value of $125,000.

 Between April 9, 2012 and April 23, 2012, the Company issued 24,865 common shares with an aggregate fair value of $65,300 pursuant to the conversion of a note payable falling due on July 3, 2012 to common stock.

On May 5, 2012, the Company issued 26,919 common shares with a fair value of $53,838 pursuant to a consultancy agreement with Primary Capital LLC. (Note 14)

On June 12, 2012, the Company issued 750,000 common shares with a fair value of $150,000 pursuant to the Zoro 1 mineral property option agreement.

On June 13, 2012, the Company issued 300,000 common shares with a fair value of $60,000 in settlement of a $30,000 advance payable.

Between July 9, 2012 and August 14, 2012, the Company issued an aggregate of 69,568 common shares with an aggregate fair value of 75,600, upon the conversion of the convertible note payable falling due on October 6, 2012.

On July 17, 2012, the Company issued 750,000 common shares with a fair value of $150,000 pursuant to an employment agreement with the President of the Company.

On September 5, 2012, the Company issued 300,000 common shares with a fair value of $51,000 pursuant to a consultancy agreement.

Between September 20, 2012 and November 23, 2012 the Company issued an aggregate of 143,444 common shares with an aggregate fair value of $260,401 upon the conversion of the convertible note payable falling due on May 10, 2013.

On September 26, 2012, The Company increased its authorized capital stock to 750,000,000 common shares from 270,000,000 common shares.

On September 26, 2012, the Company issued 300,000 common shares with a fair value of $73,500 pursuant to a consultancy agreement.

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

On May 14, 2013, the Company issued 4,000,000 preferred shares pursuant to the Mexican mineral property option agreement. Each share has an underlying voting right equivalent to 100 common shares, and is convertible into 100common shares of the Company.

Note 12: Income Taxes

Income taxes are summarized as follows for the year ended November 30, 2013.

November 30, 2012
Current Benefit	$ (939,407)
Deferred Benefit	$ 939,407
Net Income Tax (benefit) expense	$ -

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

1.

4,000,000 preferred shares were issued with a fair value of $1,160,000 pursuant to a mineral property agreement.

2.

An aggregate of 245,868 common shares were issued with a fair value of $100,200 upon the conversion into stock of $50,000 of the principal of a convertible note payable.

3.

An aggregate of 192,576 common shares were issued with a fair value of $86,500 upon the partial conversion into stock of accrued interest of $1,700 and $42,500 principal of a convertible note payable.

4.

An aggregate of 453,753 common shares were issued with a fair value of $70,532 upon the partial conversion into stock of accrued interest of $1,700 and $42,500 of the principal of a convertible note payable.

5.

221,250 common shares were issued with a fair value of $50,888 to settle amounts owing to the President amounting to $22,125.

6.

278,750 common shares were issued pursuant to a management fee contract with the President.

7.

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

Note 15: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Note 16:Prior Year Restatement

1.

Mineral Property Option Costs

The Company on review of its accounting policy for the capitalization of mineral option costs, and has determined that the mineral option costs incurred in the year ended November 30, 2010, amounting to $59,600 were expensed, when they should have been capitalized and accordingly the results for the year ended November 30, 2010, were restated. The effect of the restatement is to increase the value of the Mineral Property

Option by $59,600 at November 30, 2010 and 2011 and to reduce the loss for the year ended November 30, 2010 by $59,600, resulting in the accumulated deficit being reduced by $59,600 at November 30, 2010, 2011 and 2012 respectively.

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

3.

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

For the year ended November 30, 2013, the Company had a comprehensive loss of $939,407.  In addition, the Company had a net loss of $1,073,628 for the year ended November 30, 2012. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F-19

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended November 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Tim DeHerrera	-	-	-	-	-	-	-	-	-

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

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
3.1b	Amended Articles of Incorporation	Filed with the SEC on June 13, 2013, as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.3	Certificate of Designation	Filed with the SEC on November 1, 2013 as part of our Current Report on Form 8-K.
10.1	Property Option Agreement by and amongst FRC Exploration, Ltd., Ram Exploration Ltd., and Mr. Dorian Leslie, dated May 24, 2006.	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
10.2	Participation Agreement by and between County Line Energy Corp., and the Company, dated December 21, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.3	Dilution Agreement by and between the Company and County Line Energy Corp., dated December 22, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.4	Participation Option Agreement by and between County Line Energy Corp., and the Company, dated November 30, 2007.	Filed with the SEC on December 19, 2007, on our Current Report on Form 8-K.
10.5	Letter Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.6	Promissory Note by and between the Company and G2 Petroleum, LLC, dated March 14, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.7	Letter of Intent to Farmout by and between the Company and Desert Mining, Inc., dated April 17, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.8	Advisory and Business Consulting Services Agreement by and between the Company and Robert B. Perry, dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.9	Advisory and Business Consulting Services Agreement by and between the Company and Leon Hinton, dated April 16, 2008.	Filed with the SEC on May 1, 2008 as part of our Current Report on Form 8-K.
10.10	Advisory and Business Consulting Services Agreement by and between the Company and Bourgeois Energy, Inc., dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.11	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009.	Filed with the SEC on March 17, 2009, as part of our Annual Report on Form 10-K.
10.12	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008.	Filed with the SEC on March 17, 2009, as part of our Current Report on Form 8-K.
10.13	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated June 20, 2009.	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.14	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated September 16, 2009.	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.15	Addendum to Participation Agreement by and between the Company and County Line Energy, Corp., dated October 16, 2009.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.16	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.17	Amendment Agreement by and between the Company and County Line Energy, Corp., dated February 1, 2010	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.18	Commodity-Industry Analyst Agreement by and between the Company and Michael Mathot, dated July 23, 2010.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.19	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.20	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.21	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management Ltd., dated August 3, 2010.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.22	Separation Agreement by and between the Company and Michael Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2012 as part of our Annual Report on Form 10-K.
10.24	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.25	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed herewith.
10.26	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.27	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.28	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.30	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.32	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.33	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.34	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013, as part of our Current Report on Form 8-K.
10.35	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed herewith.
10.36	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed herewith.
10.37	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed herewith.
10.38	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed herewith.
10.39	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed herewith.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013 as part of Current Report on Form 8-K.
16.02	Letter from Anton & Chia LLP., dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB/2.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 7, 2014

/s/ Tim DeHerrera

By: Tim DeHerrera

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 7, 2014

/s/ Tim DeHerrera

Tim DeHerrera– Chairman and Director