Form 10-K
period 2014-11-30
FORCE MINERALS CORP
filed 2015-03-03
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended November 30, 2014

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2014was $75,115 based upon the price ($0.0250)at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of January 5, 2015, there were15,154,003shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2014.

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

We have not incurred any development costs on the Hayter Well for the year ended November 30, 2014.

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

The following table sets forth the number of wells in which the Company held a working interest as at November 30, 2009:

The Company has not since the beginning of its most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies. As at November 30, 2013, the 50% working interest of the Hayter Well was recorded at $135,427.

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

Employees

Currently Tim DeHerrera is a Director for the Company.  On October 1, 2014 Nathan Lewis was appointed as the Company’s President, Treasurer, Secretary and Director.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.We plan to outsource independent consultant engineers and geologists on a part time basis to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operationsfor the foreseeable future.  Consultants will be retained on the basis of ability and experience.

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

The company’s management could issue additional shares, since the company has 750,000,000 authorized common shares, diluting the current shareholders’ equity.

The Company has 750,000,000 common shares, of which 15,154,003are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

As the company’s officer and directors both have other outside business activities, he may not be in a position to devote a majority of his time to the company, which may result in periodic interruptions or business failure.

Both Mr. DeHerrera and Mr. Lewis our officer and directors, have other business interests and currently devote approximately 20 hours per week to our operations. If the demands of the Company’s business requires more business time of our officer and directors, theyare prepared to adjust timetables to devote more time to the Company’s business. Any such delays could have a significant negative effect on the success of the business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.” As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from December 1, 2013, through November 30, 2014,based on our fiscal year end November 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	0.09	0.0288	0.015	0.0135
2014 – Low	0.024	0.0081	0.0036	0.003
2013 – High	0.015	1.60	0.35	0.12
2013 – Low	0.003	0.21	0.05	0.025

Record Holders

As of January 5, 2015, there were 15,154,003shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 91 holders of record, based on information provided by our transfer agent.

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

Between January 12, 2013, and May 31, 2013, we issued 192,576 common shares with an aggregate fair value of $86,500, upon the conversion of accrued interest of $1,700 and $42,500 principal of a convertible note, which falls due on March 14, 2013.

Between May 2, 2013 and May 31, 2013, we issued 189,679 common shares with an aggregate fair value of $51,300, upon the conversion of $25,900 of a convertible note, which fell due on May 21, 2013.

We issued 500,000 shares to our officer and director, Tim DeHerrera, to settle amounts owing under a prior contract of $22,125 and 278,750 shares are to be earned over the period of his employment agreement.

On June 26, 2013, we issued 4,000,000 shares of preferred stock to Highlander Overseas, Inc. in connection with a Mineral Property Acquisition Agreement.

From August 31, 2013 until November 30, 2013, we issued 586,139 common shares upon the conversion of $10,900 of a convertible note, which fell due on June 14, 2013.

From December 1, 2013 until November 30, 2014, we issued 10,843,624 common shares upon the conversion of $51,350 of a convertible note, which fell due on June 14, 2013.

Subsequent Issuances

From December 1, 2014 to January 5, 2015, the holders of a convertible notes converted a total of $675 of principal into 1,305,769 shares of our common stock.

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

Working Capital

	November 30, 2014 $	November 30, 2013 $
Current Assets	-	-
Current Liabilities	1,198.413	523,739
Working Capital (Deficit)	(1,198,413)	(523,739)

Cash Flows

	November 30, 2014 $	For the Period from November 1, 2006 (date of inception) to November 30, 2014 $
Cash Flows used by Operating Activities	(472,097)	(2,350,512)
Cash Flows provided by Investing Activities	-	(1,662,267)
Cash Flows provided by Financing Activities	474,163	4,012,779
Net Increase (decrease) in Cash During Period	0	(35,442)

Results for the Year Ended November 30, 2014Compared to the Year Ended November 30, 2014

Revenues:

The Company’s revenues were $0 for the year ended November 30, 2014compared to $0 in 2013.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended November 30, 2014, compared to $0 in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended November 30, 2014, and, were $575,371 and $485,741, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expensesand preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in management fees for normal operations.

15

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2013 through November 30, 2014.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the year ended November 30, 2014amounted to approximately $(451,040), compared to $(306,706) in 2013.  The change in value on derivative valuation expense for the year ended November 30, 2014 was $(16,704), compared to $(107,920) in 2013.

Net Loss:

Net loss for the year ended November 30, 2014, was $(1,033,400) compared with a net loss of $(898,106) for the year ended November 30, 2013.  The decreased net loss is due to a decrease in consulting fees, general and administrative expenses and convertible note expenses.

Results for the Period from November 1, 2006 (Inception of Exploration Stage) through November 30, 2014

Revenues:

The Company’s revenue was$0 for the period from November 1, 2006 (Inception of Exploration Stage) throughNovember 30, 2014.

Cost of Revenues

The Company’s cost of revenue was $0 for the period from November 1, 2006 (Inception of Exploration Stage) throughNovember 30, 2014.

General and Administrative Expenses:

General and administrative expenses for the period from November 1, 2006 (Inception of Exploration Stage) through November 30, 2014 was $4,536,121.

Other Income (Expense):

Other income (expense) for the period from November 1, 2006 (Inception of Exploration Stage) through November 30, 2014was$(1,307,123).

Net Loss:

Net loss for the period November 1, 2006 (Inception of Exploration Stage) through November 30, 2014,was $(5,843,244).

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

As of November 30, 2014, total current assets were $0, which consisted primarily of cash, inventory and deposits.

16

As of November 30, 2014, total current liabilities were $1,198,413, which consisted primarily of accounts payable and accrued expenses and convertible debentures. We had negative net working capital of $(1,198,413) as of November 30, 2014.

During the period from November 1, 2006 (Inception of Exploration Stage) through November 30, 2014, operating activities used cash of $(2,350,512). The cash used by operating activities related to general and administrative expenses, the purchase of inventory for resale and non-cash items related to derivative instruments. Except for cash in the amount of $nil from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $0 as of November 30, 2014.

Material Commitments

The Company’s material commitments were $0 as of November 30, 2014.

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

17

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FORCE MINERALS CORP. (F/K/A Force Energy Corporation)
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

Hillary CPA Group

Certified Public Accountants

INDEPENDENT REGISTERED PUBLIC ACCOUNTANT CONSENT

We consent to the use of our report dated March 2, 2015 relating to the financial statements of Force Minerals Corporation that are included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2014.

Dated: March 2, 2015

____

David Lee Hillary, Jr.
5797 East 169th Street, Suite 100
Noblesville, IN 46062
317-222-1416

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	November 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ -	$ -
Total Current Assets	$ -	$ -

Accounts receivable	$ 5,850	$ -
Mineral property option	$ 1,500,099	$ 1,500,099

TOTAL ASSETS	$ 1,505,949	$ 1,500,099

LIABILITIES
Current Liabilities:
Bank Overdraft	$ -	$ 23
Accounts payable and accrued liabilities	$ 192,558	$ 97,942
Advances Payable	$ 20,000	$ 20,000
Due to related parties	$ 36,293	$ 1,593
Convertible notes payable, net of discount	$ 639,293	$ 313,884
Derivative liabilities	$ 310,270	$ 90,297
Total Current Liabilities	$ 1,198,413	$ 523,739

Asset retirement obligation	$ 19,523	$ 18,861

Total Liabilities	$ 1,217,936	$ 542,600

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 10,000,000 shares authorized	$ 4,000	$ 4,000
4,000,000 issued and outstanding at November 30, 2014
4,000,000 issued and outstanding at November 30, 2013
Common stock, $0.1 par value 750,000,000 authorized	$ 1,384,823	$ 300,461
13,848,234 shares issued and outstanding at November 30, 2014
3,004,610 shares issued and outstanding at November 30, 2013
Additional paid in capital	$ 4,797,940	$ 5,520,454
Deferred stock compensation	$ (64,112)	$ (64,112)
Accumulated other comprehensive income	$ 8,606	$ 6,540
Deficit accumulated during the development stage	$ (5,843,244)	$ (4,809,844)
Total Stockholders' Equity	$ 288,013	$ 957,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,505,949	$ 1,500,099

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
From Inception
(November 1, 2006)
	For The Years Ended		through
	November 30, 2014	November 30, 2013	November 30, 2014
Operating Expenses:
Accounting and audit fees	$ 26,466	$ 39,928	$ 376,339
Accretion of ARO	$ 2,728	$ 2,529	$ 12,414
Advertising and promotion	$ 66,000	$ 78,000	$ 144,000
Bank charges	$ 2	$ 223	$ 5,668
Consulting fees	$ 94,000	$ 19,900	$ 735,839
Depreciation	$ -	$ -	$ 4,651
Investor relations	$ -	$ -	$ 61,443
Legal fees	$ 230,101	$ 13,288	$ 464,708
Management fees	$ 153,000	$ 314,162	$ 1,849,762
Mineral property exploration costs	$ -	$ 50,000	$ 114,250
Office expenses	$ -	$ 247	$ 44,441
Oil and gas exploration costs	$ -	$ -	$ 15,000
Rent	$ 1,194	$ 2,116	$ 50,124
Tax penalties and interest	$ -	$ (41,814)	$ 1,096
Transfer and filing fees	$ 1,880	$ 7,162	$ 90,444
Travel	$ -	$ -	$ 12,476
Write-off of oil and gas costs	$ -	$ -	$ 553,466
Total Operating Expenses	$ 575,371	$ 485,741	$ 4,536,121

Operating Loss	$ (575,371)	$ (485,741)	$ (4,536,121)

Other Income and Expense
Other income	$ 9,715	$ -	$ 9,715
Interest income	$ -	$ 2,261	$ 2,419
Interest expense	$ (451,040)	$ (306,706)	$ (1,179,919)
Total Other Income and Expense	$ (441,325)	$ (304,445)	$ (1,167,785)

Extraordinary Items
Debt forgiveness	$ -	$ -	$ 15,286
Loss on settlement of advance payable	$ -	$ -	$ (30,000)
Change in fair value of derivative liability	$ (16,704)	$ (107,920)	$ (124,624)
Total Extraordinary Items	$ (16,704)	$ (107,920)	$ (139,338)

Net Loss for the Period	$ (1,033,400)	$ (898,106)	$ (5,843,244)

Foreign currency exchange gain/(loss)	$ 2,066	$ 513	$ 8,606

Comprehensive Loss for the Period	$ (1,031,334)	$ (897,593)	$ (5,834,638)

Net gain (loss) per share: Basic and diluted	$ (0.1230)	$ (0.3945)

Weighted average number of shares outstanding: Basic and diluted	8,386,002	2,275,120

NOTE: All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock split of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(A Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
								Deficit
							Accumulated	Accumulated
					Additional	Deferred	Other	during the	Total
	Common Stock	Preferred Stock		Paid-In	Stock	Comprehensive	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit
Capital stock issued for cash at $.005	23,000,000	$ 23,000	-	-	$ 92,000	$ -	$ -	$ -	$ 115,000
Less: commissions	-	-	-	-	(8,000)	-	-	-	(8,000)
Net (loss) for the year	-	-	-	-	-	-	-	(8,944)	(8,944)
Balance November 30, 2006	23,000,000	23,000	-	-	84,000	-	-	(8,944)	98,056

Pursuant to agreement of merger and
plan of reorganization	21,354,000	21,354	-	-	(24,058)	-	-	-	(2,704)
Capital stock issued for cash at $0.25	240,000	240	-	-	59,760	-	-	-	60,000
Capital stock issued for cash at $0.50	100,000	100	-	-	49,900	-	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	-	(79,859)	(79,859)
Balance November 30, 2007	44,694,000	44,694	-	-	169,602	-	-	(88,803)	125,493

Capital stock issued for cash at $0.75	1,000,000	1,000	-	-	749,000	-	-	-	750,000
Pursuant to consulting service
agreements at $1.35	300,000	300	.	-	404,700	-	-	-	405,000
Net (loss) for the year	-	-	-	-	-	-	-	(786,407)	(786,407)
Balance November 30, 2008	45,994,000	45,994	-	-	1,323,302	-	-	(875,210)	494,086

Capital stock issued for cash at $0.28	900,000	900	-	-	251,100	-	-	-	252,000
Capital stock issued for oil and gas
property	450,000	450	.	-	143,550	-	-	-	144,000
Net (loss) for the year	-	-	-	-	-	-	-	(403,082)	(403,082)
Balance November 30, 2009	47,344,000	47,344	-	-	1,717,952	-	-	(1,278,292)	487,004

Capital stock issued for cash at $0.20	500,000	500	-	-	99,500	-	-	-	100,000
Capital stock issued pursuant to							-
management services agreement at $ 0.22	2,500,000	2,500	-	-	547,500	(264,000)	-	-	286,000
Capital stock issued for debt settlement
at $0.25	643,267	643	-	-	160,174	-	-	-	160,817
Capital stock issued for cash at $0.20	250,000	250	-	-	49,750	-	-	-	50,000
Amortization of deferred compensation	-	-	-	-	-	93,800	-	-	93,800
Net (loss) for the year	-	-	-	-	-	-	-	(1,051,852)	(1,051,852)
Balance November 30, 2010	51,237,267	51,237	-	-	2,574,876	(170,200)	-	(2,330,144)	125,769

Capital stock issued for cash at .25	200,000	200	-	-	49,800	-	-	-	50,000
Capital stock issued pursuant to									-
mineral property agreement at .08	1,000,000	1,000	-	-	79,000	-	-	-	80,000
Capital stock issued pursuant to									-
management services agreement at .05	2,500,000	2,500	-	-	122,500	(125,000)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	215,600	-	-	215,600
Net (loss) for the year	-	-	-	-	-	-	-	(501,939)	(501,939)
Balance November 30, 2011	54,937,267	54,937	-	-	2,826,176	(79,600)	-	(2,832,083)	(30,570)

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	97,000	-	-		97,000
Conversion of promissory notes to stock	2,486,549	2,487	-	-	62,813	-	-	-	65,300
Conversion of promissory notes to stock	6,956,813	6,957	-	-	68,643	-	-	-	75,600
Conversion of promissory notes to stock	14,344,432	14,344	-	-	246,056	-	-	-	260,400
Capital stock issued upon conversion of
advance payable to common stock at $0.02	3,000,000	3,000	-	-	57,000	-	-	-	60,000
Capital stock issued pursuant to consultancy
agreement at $0.02	2,691,926	2,692	-	-	51,146	-	-	-	53,838
Capital stock issued pursuant to consultancy
agreement at $0.028	6,000,000	6,000	-	-	118,500	-	-	-	124,500
Capital stock issued pursuant to management
services contract at $0.02	7,500,000	7,500	-	-	142,500	(150,000)	-	-	-
Capital stock issued for mineral property
option agreement at $0.02	7,500,000	7,500	-	-	142,500	-	-	-	150,000
Amortization of deferred compensation	-	-	-	-	-	134,200	-	-	134,200
Foreign currency translation	-	-	-	-	-	-	6,027	-	6,027
Net (loss) for the year	-	-	-	-	-	-	-	(1,079,655)	(1,079,655)
Balance November 30, 2012	105,416,987	105,417	-	-	3,812,334	(95,400)	6,027	(3,911,738)	(83,360)

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	248,000	-	-	-	248,000
Conversion of promissory notes to stock
December 1, 2012 - February 28, 2013	22,884,615	22,885	-	-	27,115	-	-	-	50,000
Conversion of promissory notes to stock
March 1, 2013 - May 31, 2013	39,927,652	39,927	-	-	30,172	-	-	-	70,099
Conversion of promissory notes to stock
June 1, 2013 - August 31, 2013	23,610,236	23,610	-	-	(6,110)	-	-	-	17,500
Conversion of promissory notes to stock
September 1, 2013 - November 30, 2013	58,613,900	58,614	-	-	(46,874)	-	-	-	11,740
Elimination of derivative liabilities	-	-	-	-	234,823	-	-	-	234,823
Stock for property option	-	-	4,000,000	4,000	1,156,000	-	-	-	1,160,000
Stock for management fees	22,125,000	22,125	-	-	28,764	-	-	-	50,889
Stock for deferred remuneration	27,875,000	27,875	-	-	36,237	(64,112)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	95,400	-	-	95,400
Rounding from partial to full shares	7,610	8	-	-	(8)	-	-	-	(0)
Reverse stock split 100:1	(297,456,390)	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	513	(898,106)	(897,593)
Balances for November 30, 2013	3,004,610	300,461	4,000,000	4,000	5,520,454	(64,112)	6,540	(4,809,844)	957,499

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	219,000	-	-	-	219,000
Conversion of promissory notes to stock
December 1, 2013 - February 28, 2014	1,388,584	138,858	-	-	(117,835)	-	-	-	21,023
Conversion of promissory notes to stock
March 1, 2014 - May 31, 2014	2,489,410	248,941	-	-	(236,044)	-	-	-	12,897
Conversion of promissory notes to stock
June 1, 2014 - August 31, 2014	2,451,940	245,194	-	-	(236,654)	-	-	-	8,540
Conversion of promissory notes to stock
September 1, 2014 - November 30, 2014	4,513,690	451,369	-	-	(442,479)	-	-	-	8,890
Elimination of derivative liabilities	-	-	-	-	91,498	-	-	-	91,498
Foreign currency translation	-	-	-	-	-	-	2,066	-	2,066
Net (loss) for the year	-	-	-	-	-	-	-	(1,033,340)	(1,033,340)
Balances for November 30, 2014	13,848,234	$ 1,384,823	4,000,000	$ 4,000	4,797,940	$ (64,112)	$ 8,606	$ (5,843,244)	$ 288,013

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Year Ended November 30, 2014	For The Year Ended November 30, 2013	From Inception (November 1, 2006) through November 30, 2014
Operating activities:
Net loss for the period	$ (1,031,334)	$ (897,593)	$ (5,834,638)
Adjustment to reconcile net loss to net cash
used by operations
Accrued interest	$ 70,672	$ 159,956	$ 269,101
Interest expense	$ 380,368	$ 146,750	$ 654,117
Accretion and elimination of discount on convertible notes	$ -	$ -	$ 248,100
Revaluation of derivative liability to fair value	$ 16,704	$ 107,920	$ 163,224
Consulting fees paid in stock	$ -	$ 50,889	$ 634,227
Share based compensation	$ -	$ 95,400	$ 825,000
Debt forgiveness	$ -	$ -	$ (15,286)
Accretion of ARO	$ 2,728	$ 2,529	$ 12,411
Depreciation	$ -	$ -	$ 4,651
Write-off of oil and gas costs	$ -	$ -	$ 553,466
Accounts receivable	$ (5,850)	$ -	$ (5,850)
Advance payable	$ -	$ -	$ 50,000
Accounts payable and accrued liabilities	$ 94,616	$ 54,229	$ 168,516
Net cash used by operating activities	$ (472,097)	$ (279,920)	$ (2,272,961)

Financing activities:
Bank Overdraft	$ (23)	$ 23	$ -
Proceeds from issuance of common stock	$ -	$ -	$ 1,419,000
Proceeds from issuance of preferred stock	$ -	$ 1,160,000	$ 1,160,000
Convertible note payable	$ 439,486	$ 248,000	$ 1,194,986
Settlement of Convertible note payable	$ -	$ -	$ 165,442
Cash acquired on reverse acquisition	$ -	$ -	$ 37,058
Due to related party	$ 34,700	$ (3,032)	$ (25,987)
Net cash provided by financing activities	$ 474,163	$ 1,404,991	$ 3,950,499

Investing activities:
Property and Equipment	$ -	$ -	$ (4,651)
Mineral property option	$ -	$ (1,160,000)	$ (1,270,099)
Development costs of oil and gas properties	$ -	$ -	$ (387,517)
Net cash provided by investing activities	$ -	$ (1,160,000)	$ (1,662,267)

Effect of foreign currency translation	$ (2,066)	$ (513)	$ (15,271)

Net increase/(decrease) in cash	$ (0)	$ (35,442)	$ 0
Cash, beginning of period	$ -	$ 35,442	$ -
Cash, end of period	$ (0)	$ -	$ 0

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

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

Note 2:Summary of Significant Accounting Policies

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

Principles of Consolidation

These consolidated financial statements include the accounts of Force Energy Corp and its wholly-owned subsidiaries, FRC Exploration Ltd. (a company incorporated in British Columbia, Canada,) (“FRC “) and Nuance Exploration Ltd. (a company incorporated in British Columbia, Canada) ( “NEL”). All significant inter-company balances and transactions have been eliminated.

Foreign Currency Translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Canadian dollar. The financial statements of the Company are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At November 30, 2014 and 2013, the cumulative translation adjustment of $8,606 and $6,540, respectively, was classified as an item of other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets. For the years ended November 30, 2014 and 2013, the foreign currency translation adjustment to Accumulated Other Comprehensive income was $2,066 and $513 respectively.

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling”the excess is expensed in the period such excess occurs. The “full cost ceiling”is determined based on the present value of estimated future net revenues attributed to proven reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost center.

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

Basic Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the twelve months ended December 31, 2014 and 2013, the assumed exercise of share options are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per share –basic and diluted.  Accordingly, net loss per share basic and diluted are equal in all periods presented.

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

Level 1 –defined as inputs such as unadjusted quoted prices in active markets for identical assets or   liabilities;

Level 2 –defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 –defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	NOVEMBER 30, 2014		NOVEMBER 30, 2013
	INPUT	CARRYING ESTIMATED		CARRYING ESTIMATED

	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	310,270	310,270	90,297	90,297
Total Financial Liabilities		$ 310,270	$ 310,270	$ 90,297	$ 90,297

In management’s opinion, the fair value of convertible notes payable and advances payable approximates the carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 3:Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement –Topic 820.”ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2013-02 —Intangibles —Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2013, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2013. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In October 2012, the FASB issued ASU No. 2013-04, Technical Corrections and Improvements, (“ASU 2013-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material impact on the Company’s financial statements.

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

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent ‘s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation —Overall, or Subtopic 830-30, Foreign Currency Matters —Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. The Company is evaluating the effect, if any, adoption of ASU No. 2013-05 will have on their consolidated financial statements.

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

Note 4: Oil and Gas Properties

	November 30, 2014		November 30, 2013
	Canada	Total	Canada	Total
Unproven Properties
Acquisition Costs	$ -	$ -	$ 119,640	$ 488,640
Development Costs	$ -	$ -	$ 7,365	$ 36,404
Asset Retirement Obligation	$ -	$ -	$ 8,422	$ 8,422
	$ -	$ -	$ 135,427	$ 533,466
Written Off	$ -	$ -	$(135,427)	$(533,466)
	$ -	$ -	$ -	$ -

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

1.$59,600 (CDN 62,000) on signing the agreement (paid)

2.$102,900 (CDN 100,000) or issue 1,000,000 shares of common stock on or before June, 15, 2011. (1,000,000 shares issued with a fair value of $80,000)

3.$50,500 cash (CDN 50,000) and issue 7,500,000 common stock on or before June, 15, 2013. ($50,500 paid (CDN 50,000) and 7,500,000 shares issued with a fair value of $150,000)

4.$403,560 (CDN 400,000) or issue a specified number of common shares still to be determined by the parties on or before June, 15, 2013.

During the year ended November 30 2013, the Company incurred $0 in exploration expenditures on the property.

Note 6: Advance Payable

On February 1, 2011, the Company received a cash advance of $30,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms. On June 13, 2013, this advance was settled by the issuance of 3,000,000 shares of common stock with a fair value of $60,000. The excess of fair value over the face value of the note was recorded as an interest expense with a corresponding credit to additional paid in capital.

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7: Related Party Transactions

Amounts due to related parties comprise:

	November 30,	November 30,
	2014	2013
Tim DeHerrera	$ 715	$ 250
Direct Capital	35,578	1,343
	$ 36,293	$ 1,593

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

Pursuant to this stock award during the year ended November 30, 2014, the Company recorded management fees of $0 (year ended November 30, 2013 $0).

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

Pursuant to this stock award during the year ended November 30, 2014 the Company recorded management fees of $0 (year ended November 30, 2013 - $0).

On July 16, 2012, the Company entered into an addendum to the contract, which expires July 15, 2014. Pursuant to the contract, the President received 75,000 common shares on July 2013, and will continue to receive 75,000 common shares upon each anniversary date of the addendum. The fair value of the shares received was $150,000. The President will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of the President any accrued unpaid fees may be converted into common stock at $0.01 per share.

The fair value of the 75,000 shares issued which are to be earned over the term of the contract will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned.

During the year ended November 30, 2014, the Company recorded management fees of $0 (year ended November 30, 2013 - $95,400) pursuant to this stock award.

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

The fair value of the 278,750 shares issued with a fair value of $64,113, which are to be earned over the term of the contract, will be charged to operations over the life of the employment contract. This portion of the stock award is accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ equity until earned. During the year ended November 30, 2014, the Company recorded management fees of $0 (year ended November 30, 2013 - $120,000) pursuant to this stock award.

Note 8: Convertible Notes Payable

	November 30,	November 30,
	2014	2013
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #13	12,710	64,060
Promissory Note #15	88,000	88,000
Promissory Note #16	11,000	11,000
Promissory Note #17	11,000	11,000
Promissory Note #18	50,000	50,000
Promissory Note #19	11,000	11,000
Promissory Note #20	11,000	11,000
Promissory Note #21	16,000	16,000
Promissory Note #22	50,000	50,000
Promissory Note #23	16,000	-
Promissory Note #24	16,000	-
Promissory Note #25	16,000	-
Promissory Note #26	16,000	-
Promissory Note #27	16,000	-
Promissory Note #28	16,000	-
Promissory Note #29	48,000	-
Promissory Note #30	75,000	-
Promissory Note #31	220,486	-
	$ 790,196	$ 402,060
Debt discount	(234,649)	(101,250)
Accrued interest	83,746	13,074
	$ 639,293	$ 313,884

As at November 30, 2014 and November 30, 2013, convertible notes payable are recorded net of unamortized debt discount of $(234,649) and $(101,250) respectively.

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

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of convertible notes of $0 (year ended November 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the year ended November 30, 2014, the Company accrued $7,393 (year ended November 30, 2013 - $5,882) in interest expense.

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

During the year ended November 30, 2014, the Company recorded a loss of $21,772 (year ended November 30, 2013 – loss of $33,869) due to the change in value of the derivative liability during the period.

During the year ended November 30, 2014, the Company issued 10,843,624 common shares upon the conversion of $51,350 of the principal balance into common stock, and $91,498 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of November 30, 2014, principal balance of $12,710 (November 30, 2013 - $64,060), accrued interest of $14,574 (November 30, 2013 - $7,181) debt discount of $0 (November 30, 2013 - 0) and a derivative liability of $20,571 (November 30, 2013 - $90,297) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $19,360 (year ended November 30, 2013 - $3,510) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $88,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $481 (year ended November 30, 2013 - $87,519) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $88,000 (November 30, 2013 - $88,000) and accrued interest of $22,870 (November 30, 2013 - $3,510) was recorded.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $2,285 (year ended November 30, 2013 - $366) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $11,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $1,913 (year ended November 30, 2013 - $9,087) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $11,000 (November 30, 2013 - $11,000) and accrued interest of $2,652 (November 30, 2013 - $366) was recorded.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $2,154 (year ended November 30, 2013 - $292) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $11,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $3,766 (year ended November 30, 2013 - $7,234) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $11,000 (November 30, 2013 - $11,000) and accrued interest of $2,446 (November 30, 2013 - $292) was recorded.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $9,677 (year ended November 30, 2013 - $1,260) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $50,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $18,750 (year ended November 30, 2013 - $31,250) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $50,000 (November 30, 2013 - $50,000) and accrued interest of $10,938 (November 30, 2013 - $1,260) was recorded.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $2,033 (year ended November 30, 2013 - $217) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $11,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $5,530 (year ended November 30, 2013 - $5,470) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $11,000 (November 30, 2013 - $11,000) and accrued interest of $2,250 (November 30, 2013 - $217) was recorded.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $1,905 (year ended November 30, 2013 - $145) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $11,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $7,374 (year ended November 30, 2013 - $3,626) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $11,000 (November 30, 2013 - $11,000) and accrued interest of $2,050 (November 30, 2013 - $145) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $2,588 (year ended November 30, 2013 - $102) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $13,436 (year ended November 30, 2013 - $2,564) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $16,000) and accrued interest of $2,690 (November 30, 2013 - $102) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $7,528 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (November 30, 2013 - $50,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $50,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $50,000 (November 30, 2013 - $50,000) and accrued interest of $7,528 (November 30, 2013 - $0) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $2,390 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $0) and accrued interest of $2,390 (November 30, 2013 - $0) was recorded.

Promissory Note #24

On January 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $2,101 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $0) and accrued interest of $2,101 (November 30, 2013 - $0) was recorded.

Promissory Note #25

On February 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $1,802 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $0), accrued interest of $1,802 (November 30, 2013 - $0) was recorded.

Promissory Note #26

On March 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $1,510 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $0) and accrued interest of $1,510 (November 30, 2013 - $0) was recorded.

Promissory Note #27

On April 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $1.220 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $0) and accrued interest of $1,220 (November 30, 2013 - $0) was recorded.

Promissory Note #28

On May 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $925 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $16,000 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $16,000 (November 30, 2013 - $0) and accrued interest of $925 (November 30, 2013 - $0) was recorded.

Promissory Note #29

On June 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $1,915 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $48,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $47,868 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $48,000 (November 30, 2013 - $0), accrued interest of $1,915 (November 30, 2013 - $0) and debt discount of $132 (November 30, 2013 - $0) was recorded.

Promissory Note #30

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended November 30, 2014, the Company accrued $986 (year ended November 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended November 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $75,000 (November 30, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $24,725 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal amount of $75,000 (November 30, 2013 - $0), accrued interest of $986 (November 30, 2013 - $0) and debt discount of $50,275 (November 30, 2013 - $0) was recorded.

Promissory Note #31

On October 1, 2014, the Company entered into a Convertible Promissory note with New Venture Attorneys, PC in the sum of $220,486.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2015.  The note also contains customary events of default.   During the year ended November 30, 2014, the Company accrued $2,900 (year ended November 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $294,767 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended November 30, 2014, the Company recorded a gain of $5,068 (year ended November 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $36,244 (year ended November 30, 2013 - $0) was accreted to the statement of operations.

As of November 30, 2014, principal balance of $220,486 (November 30, 2013 - $0), accrued interest of $2,900 (November 30, 2013 - $0), debt discount of $184,242 (November 30, 2013 - $0) and a derivative liability of $289,699 (November 30, 2013 - $0) was recorded.

Note 9: Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the year ended November 30, 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $294,767 (year ended November 30, 2013 - $159,000). During the year ended November 30, 2014, $51,350 (year ended November 30, 2013, $149,340) of convertible notes payable and accrued interest was converted into common stock of the Company. For the year ended November 30, 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $91,498 (year ended November 30, 2013 - $234,823) was reclassed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the year ended November 30, 2014, the Company recognized a loss of $16,704 (year ended November 2013–loss of $107,920) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	November 30,	November 30,
	2014	2013
Balance, beginning of year	$ 90,297	$ 58,200
Initial recognition of derivative liability	294,767	159,000
Conversion of derivative instruments to Common Stock	(91,498)	(234,823)
Mark-to-Market adjustment to fair value	16,704	107,920
Balance, end of year	$ 310,270	$ 90,297

Note 10: Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”. During the year ended November 30, 2013, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2013, resulting in the book value of the Hayter prospect being $nil at November 30, 2013. As of November 30, 2014 and November 30, 2013, the Company determined the asset retirement obligation to be $19,523 and $18,861, respectively.

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

	November 30,	November 30,
	2014	2013
Balance, beginning of year	$ 18,861	$ 16,845
Liabilities incurred	-	-
Accretion expense	2,728	2,529
Effect of foreign exchange	(2,066)	(513)
Balance, end of year	$ 19,523	$ 18,861

Note 11: Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2013 – 4,000,000 shares issued)

750,000,000 Common shares par value $0.10 –13,848,234 issued

(November 30, 2013 – 3,004,610 shares issued)

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

On June 7, 2011 and July 18, 2011, the Company issued 100,000 and 150,000 shares of common stock to the President pursuant to the new management contract (Note 7). The shares issued had a fair value of $125,000.

 Between April 9, 2012 and April 23, 2012, the Company issued 24,865 common shares with an aggregate fair value of $65,300 pursuant to the conversion of a note payable falling due on July 3, 2013 to common stock.

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

Between July 9, 2012 and August 14, 2012, the Company issued an aggregate of 69,568 common shares with an aggregate fair value of 75,600, upon the conversion of the convertible note payable falling due on October 6, 2013.

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

Between September 1, 2014, and November 30, 2014, the Company issued 4,513,690 common shares upon the conversion of principal of $8,890 of a convertible note.

On May 14, 2013, the Company issued 4,000,000 preferred shares pursuant to the Mexican mineral property option agreement. Each share has an underlying voting right equivalent to 100 common shares, and is convertible into 100 common shares of the Company.

 Note 12: Income Taxes

Income taxes are summarized as follows for the year ended November 30, 2014.

	November 30,
	2014	2013
Operating loss for the year ended November 30	$ (1,033,400)	$ (898,106)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (351,356)	$ (305,356)
Unrecognized tax loses	(351,356)	(305,356)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $5,843,244 for tax purposes which will expire in 2026 if not utilized beforehand.

Note 13: Supplemental Disclosure with Respect to Cash Flows

During the year ended November 30, 2014, the following non-cash investing and financing activities occurred:

1.An aggregate of 10,843,624 common shares were issued with a fair value of $91,498 upon the conversion into stock of $51,350 of the principal of a convertible note payable.

Note 14: Commitment

On May 5, 2012, the Company entered into a consultancy agreement with Primary Capital LLC. (“Primary”), whereby Primary would provide financial advisory and investment banking services to the Company for a period of two years commencing May 7, 2013. Pursuant to the agreement, the Company paid Primary a non-refundable signing fee of $10,000 and issued Primary common stock equivalent to 4.9% (the “Applicable Percentage”) of the common shares on a fully diluted basis after giving effect to the conversion of all outstanding derivative securities at the time of inception of the agreement.

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

On October 1, 2014, the Company entered into a consulting contract with Nathan Lewis.  Mr. Lewis will act as the President, Treasurer, Secretary, and Director for the Company.  The Company will distribute the equivalent in $2,000 restricted common stock for each month.

Note 15: Subsequent Events

On January 1, 2015 the Company entered into a Promissory Note with Direct Capital Group in the sum of $300,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.

On January 1, 2015 the Company entered into a Promissory Note with Direct Capital Group in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.

On February 19, 2015 the Company acquired Digital Mining Corporation, a developing Crypto Currency and Alternative Currency Mining.  The acquisition will bring the Company into mining, mining pools, trading, and arbitrage across all crypto currencies.  The Company through Digital Mining Corporation will develop a platform allowing merchants accepting alternative currencies, through a subscription, the ability to confirm the authenticity of an alternative currency on a timely basis comparable to a credit card authorization.

Note 16: Legal Matters

The Company has no known legal issues pending.

Note 17: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended November 30, 2014, the Company had a comprehensive loss of $1,031,334.  In addition, the Company had a net loss of $897,593 for the year ended November 30, 2013. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

None.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2014, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending November 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with a September 1, 2014 maturity date.

On April 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with an October, 2014 maturity date.

On May 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $16,000 with a November 1, 2014 maturity date.

On June 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $48,000 with a December 1, 2014 maturity date.

On October 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $75,000 with an April 1, 2015 maturity date.

On October 1, 2014, the Company entered into a Convertible Promissory Note with New Venture Attorneys, PC in the sum of $220,486 with an October 1, 2015 maturity date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
Tim DeHerrera Nathan Lewis	56 41	Director President, Treasurer, Secretary, Director	July 21, 2010 October 1, 2014

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

Nathan Lewis:Mr. Lewis has 16 years experience in management and sales. Mr. Lewis began his career in sales with Direct TV in 1998 where he advanced from an entry level position to managing the entire marketing department that consisted of over 30 employees in less than one year. In 2004 Nate relocated with his family to Bowling Green, KY. Nate worked as a surveyor for a company that specialized in oil and gas well siting. Soon afterwards, he focused on the financing and funding of oil and gas programs. Nate was employed as a broker and held FINRA Series 63 and 22 Licenses. He has successfully participated in the funding of over 100 wells from West Virginia to South West Texas.

Identification of Significant Employees

We have no significant employees, other than Tim DeHerrera, Director, Nathan Lewis our President, Treasurer, Secretary, Director and Chairman.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended November 30, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended November 30, 2014, and the representations made by the reporting persons to us, we believe that during the year ended November 30, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal year ended November 30, 2014. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

						Non-Equity	Nonqualified
Name	Fiscal					Incentive Plan	Deferred
and	Year			Stock	Option	Plan	Compensation	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	November 30	($)	($)	($)	($)	($)	($)	($)	($)
Tim DeHerrera	2014	94,000	-	-	-	-	-	-	94,000
Nathan Lewis	2014	4,000	-	-	-	-	-	-	4,000

Tim DeHerrera	2013	120,000	-	95,400	-	-	-	90,000	305,400

The Company’s officer and directors currently devote approximately 20 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Force Minerals Corp., and the research and development associated with expanding the Company to new markets. Mr. DeHerrera isDirector and Mr. Lewis is the President, Treasurer, Secretary, and Director of the Company.	(1)

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

On July 16, 2013, we entered into an addendum to the contract, which expires on July 15, 2014. Pursuant to the contract DeHerrera received 7,500,000 common shares and will continue to receive 7,500,000 common shares upon the anniversary of the addendum. DeHerrera will receive $10,000 per month for months 25-36 of the contract and an annual monthly increase of $2,500 per month thereafter. Unless the contract is terminated by either party giving 45 days written notice the contact will automatically renew. If we do not have sufficient cash resources to settle the cash element of the contract, then at the request of DeHerrera any accrued unpaid fees may be converted into common stock at $0.01 per share.

On October 1, 2014, we entered into a consulting contract with Nathan Lewis.  Mr. Lewis will act as the President, Treasurer, Secretary, and Director for the Company.  The Company will distribute the equivalent in $2,000 restricted common stock for each month.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended November 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	EquityIncentivePlanAwards:Market orPayoutValue ofUnearnedShares,Units orOtherRightsThatHave Not Vested(#)
Tim DeHerrera Nathan Lewis	- -	- -	- -	- -	- -	- -	- -	- -	- -

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

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	Percentage of Common Stock[2]
Tim DeHerrera 6302 Mesedge Drive, Colorado Springs, CO, 80919		Common Stock		614,383	4.054%
DIRECTORS AND OFFICERS – TOTAL				614,383	4.054%

5% SHAREHOLDERS
None

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 15,154,003 shares of common stock issued and outstanding for the company as of January 5, 2015.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended November 30, 2014	Year Ended November 30, 2013
Audit fees	$26,466	$39,928
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$26,466	$39,928

Audit Fees

During the fiscal year ended November 30, 2014, we incurred approximately $26,466 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended November 30, 2014.

During the fiscal year ended November 30, 2013, we incurred approximately $39,928 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended November 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended November 30, 2014and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended November 30, 2014and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended November 30, 2014and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
3.1b	Amended Articles of Incorporation	Filed with the SEC on June 13, 2013, as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.3	Certificate of Designation	Filed with the SEC on November 1, 2013 as part of our Current Report on Form 8-K.
10.1	Property Option Agreement by and amongst FRC Exploration, Ltd., Ram Exploration Ltd., and Mr. Dorian Leslie, dated May 24, 2006.	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
10.2	Participation Agreement by and between County Line Energy Corp., and the Company, dated December 21, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.3	Dilution Agreement by and between the Company and County Line Energy Corp., dated December 22, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.4	Participation Option Agreement by and between County Line Energy Corp., and the Company, dated November 30, 2007.	Filed with the SEC on December 19, 2007, on our Current Report on Form 8-K.
10.5	Letter Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.6	Promissory Note by and between the Company and G2 Petroleum, LLC, dated March 14, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.7	Letter of Intent to Farmout by and between the Company and Desert Mining, Inc., dated April 17, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.8	Advisory and Business Consulting Services Agreement by and between the Company and Robert B. Perry, dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.9	Advisory and Business Consulting Services Agreement by and between the Company and Leon Hinton, dated April 16, 2008.	Filed with the SEC on May 1, 2008 as part of our Current Report on Form 8-K.
10.10	Advisory and Business Consulting Services Agreement by and between the Company and Bourgeois Energy, Inc., dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.11	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009.	Filed with the SEC on March 17, 2009, as part of our Annual Report on Form 10-K.
10.12	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008.	Filed with the SEC on March 17, 2009, as part of our Current Report on Form 8-K.
10.13	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated June 20, 2009.	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.14	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated September 16, 2009.	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.15	Addendum to Participation Agreement by and between the Company and County Line Energy, Corp., dated October 16, 2009.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.16	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.17	Amendment Agreement by and between the Company and County Line Energy, Corp., dated February 1, 2010	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.18	Commodity-Industry Analyst Agreement by and between the Company and Michael Mathot, dated July 23, 2010.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.19	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.20	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.21	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management Ltd., dated August 3, 2010.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.22	Separation Agreement by and between the Company and Michael Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2013 as part of our Annual Report on Form 10-K.
10.24	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.25	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC. dated August 7, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.32	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.33	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.34	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.

10.35	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed with the SEC on March 7, 2014 as part of our Annual Report on Form 10-K.
10.36	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed with the SEC on March 7, 2014 as part of our Annual Report on Form 10-K.
10.37	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.40	Promissory Note by and between the Company and Direct Capital Group Inc., dated March 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.41	Promissory Note by and between the Company and Direct Capital Group Inc., dated April 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.42	Promissory Note by and between the Company and Direct Capital Group Inc., dated May 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.43	Promissory Note by and between the Company and Direct Capital Group Inc., dated June 1, 2014.	Filed with the SEC on October 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.44	Promissory Note by and between the Company and Asher Enterprises, Inc., dated September 12, 2012.	Filed herewith.
10.45	Promissory Note by and between the Company and Direct Capital Group Inc., dated October 1, 2014.	Filed herewith.
10.46	Promissory Note by and between the Company and New Venture Attorneys, PC, dated October 1, 2014.	Filed herewith.
10.47	Consulting Agreement by and between the Company and Nathan Lewis, dated October 1, 2014.	Filed herewith.
10.48	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2015.	Filed herewith.
10.49	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2015.	Filed herewith.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013 as part of Current Report on Form 8-K.
16.02	Letter from Anton & Chia LLP., dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB/2.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: March 3, 2015

/s/ Nathan Lewis

By: Nathan Lewis

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March3, 2015

/s/ Nathan Lewis

Nathan Lewis– Chairman and Director