Form 10-K/A
period 2014-11-30
FORCE MINERALS CORP
filed 2015-03-06
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended November 30, 2014

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

FORCE MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-52494 98-0462664
(State or other jurisdiction of Incorporation)	(Commission File Number) (IRS Employer Identification)
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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2014 was $75,115 based upon the price ($0.250) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of January 5, 2015, there were 15,154,003shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Force Minerals Corporation, formerly known as Force Energy Corp. (the “Company”), for the fiscal year ended November 30, 2014, and filed with the Securities and Exchange Commission on March 2, 2015 (the “Original Filing”), is to include the XBRL version of the report. For convenience of the reader, this amendment specifies the Original Filing in its entirety, as amended by this Amendment.  Except for the inclusion of the XBRL, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment

FORWARD-LOOKING STATEMENTS

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

15

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

16

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

17

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

18

19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FORCE MINERALS CORP. (F/K/A Force Energy Corporation)
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

INDEPENDENT REGISTERED PUBLIC ACCOUNTANT CONSENT

We consent to the use of our report dated March2, 2015 relating to the financial statements of Force Minerals Corporationthat are included in the Company's annual report on Form 10-K and Form 10-K/A for the fiscal year ended November 30, 2014.

Dated:  March4, 2015

________________________________

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

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION
(formerly Force Energy Corp)
(A Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
								Deficit
							Accumulated	Accumulated
					Additional	Deferred	Other	during the	Total
	Common Stock		Preferred Stock		Paid-In	Stock	Comprehensive	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit
Capital stock issued for cash at $.005	23,000,000	$ 23,000	-	-	$ 92,000	$ -	$ -	$ -	$ 115,000
Less: commissions	-	-	-	-	(8,000)	-	-	-	(8,000)
Net (loss) for the year	-	-	-	-	-	-	-	(8,944)	(8,944)
Balance November 30, 2006	23,000,000	23,000	-	-	84,000	-	-	(8,944)	98,056

Pursuant to agreement of merger and
plan of reorganization	21,354,000	21,354	-	-	(24,058)	-	-	-	(2,704)
Capital stock issued for cash at $0.25	240,000	240	-	-	59,760	-	-	-	60,000
Capital stock issued for cash at $0.50	100,000	100	-	-	49,900	-	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	-	(79,859)	(79,859)
Balance November 30, 2007	44,694,000	44,694	-	-	169,602	-	-	(88,803)	125,493

Capital stock issued for cash at $0.75	1,000,000	1,000	-	-	749,000	-	-	-	750,000
Pursuant to consulting service
agreements at $1.35	300,000	300	.	-	404,700	-	-	-	405,000
Net (loss) for the year	-	-	-	-	-	-	-	(786,407)	(786,407)
Balance November 30, 2008	45,994,000	45,994	-	-	1,323,302	-	-	(875,210)	494,086

Capital stock issued for cash at $0.28	900,000	900	-	-	251,100	-	-	-	252,000
Capital stock issued for oil and gas
property	450,000	450	.	-	143,550	-	-	-	144,000
Net (loss) for the year	-	-	-	-	-	-	-	(403,082)	(403,082)
Balance November 30, 2009	47,344,000	47,344	-	-	1,717,952	-	-	(1,278,292)	487,004

Capital stock issued for cash at $0.20	500,000	500	-	-	99,500	-	-	-	100,000
Capital stock issued pursuant to							-
management services agreement at $ 0.22	2,500,000	2,500	-	-	547,500	(264,000)	-	-	286,000
Capital stock issued for debt settlement
at $0.25	643,267	643	-	-	160,174	-	-	-	160,817
Capital stock issued for cash at $0.20	250,000	250	-	-	49,750	-	-	-	50,000
Amortization of deferred compensation	-	-	-	-	-	93,800	-	-	93,800

Net (loss) for the year	-	-	-	-	-	-	-	(1,051,852)	(1,051,852)
Balance November 30, 2010	51,237,267	51,237	-	-	2,574,876	(170,200)	-	(2,330,144)	125,769

Capital stock issued for cash at .25	200,000	200	-	-	49,800	-	-	-	50,000
Capital stock issued pursuant to									-
mineral property agreement at .08	1,000,000	1,000	-	-	79,000	-	-	-	80,000
Capital stock issued pursuant to									-
management services agreement at .05	2,500,000	2,500	-	-	122,500	(125,000)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	215,600	-	-	215,600
Net (loss) for the year	-	-	-	-	-	-	-	(501,939)	(501,939)
Balance November 30, 2011	54,937,267	54,937	-	-	2,826,176	(79,600)	-	(2,832,083)	(30,570)

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	97,000	-	-		97,000
Conversion of promissory notes to stock	2,486,549	2,487	-	-	62,813	-	-	-	65,300
Conversion of promissory notes to stock	6,956,813	6,957	-	-	68,643	-	-	-	75,600
Conversion of promissory notes to stock	14,344,432	14,344	-	-	246,056	-	-	-	260,400
Capital stock issued upon conversion of
advance payable to common stock at $0.02	3,000,000	3,000	-	-	57,000	-	-	-	60,000
Capital stock issued pursuant to consultancy
agreement at $0.02	2,691,926	2,692	-	-	51,146	-	-	-	53,838
Capital stock issued pursuant to consultancy
agreement at $0.028	6,000,000	6,000	-	-	118,500	-	-	-	124,500
Capital stock issued pursuant to management
services contract at $0.02	7,500,000	7,500	-	-	142,500	(150,000)	-	-	-
Capital stock issued for mineral property
option agreement at $0.02	7,500,000	7,500	-	-	142,500	-	-	-	150,000
Amortization of deferred compensation	-	-	-	-	-	134,200	-	-	134,200
Foreign currency translation	-	-	-	-	-	-	6,027	-	6,027
Net (loss) for the year	-	-	-	-	-	-	-	(1,079,655)	(1,079,655)
Balance November 30, 2012	105,416,987	105,417	-	-	3,812,334	(95,400)	6,027	(3,911,738)	(83,360)

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	248,000	-	-	-	248,000
Conversion of promissory notes to stock
December 1, 2012 - February 28, 2013	22,884,615	22,885	-	-	27,115	-	-	-	50,000
Conversion of promissory notes to stock
March 1, 2013 - May 31, 2013	39,927,652	39,927	-	-	30,172	-	-	-	70,099
Conversion of promissory notes to stock
June 1, 2013 - August 31, 2013	23,610,236	23,610	-	-	(6,110)	-	-	-	17,500
Conversion of promissory notes to stock

September 1, 2013 - November 30, 2013	58,613,900	58,614	-	-	(46,874)	-	-	-	11,740
Elimination of derivative liabilities	-	-	-	-	234,823	-	-	-	234,823
Stock for property option	-	-	4,000,000	4,000	1,156,000	-	-	-	1,160,000
Stock for management fees	22,125,000	22,125	-	-	28,764	-	-	-	50,889
Stock for deferred remuneration	27,875,000	27,875	-	-	36,237	(64,112)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	95,400	-	-	95,400
Rounding from partial to full shares	7,610	8	-	-	(8)	-	-	-	(0)
Reverse stock split 100:1	(297,456,390)	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	513	(898,106)	(897,593)
Balances for November 30, 2013	3,004,610	300,461	4,000,000	4,000	5,520,454	(64,112)	6,540	(4,809,844)	957,499

Intrinsic value of the beneficial conversion
feature of the convertible notes payable	-	-	-	-	219,000	-	-	-	219,000
Conversion of promissory notes to stock
December 1, 2013 - February 28, 2014	1,388,584	138,858	-	-	(117,835)	-	-	-	21,023
Conversion of promissory notes to stock
March 1, 2014 - May 31, 2014	2,489,410	248,941	-	-	(236,044)	-	-	-	12,897
Conversion of promissory notes to stock
June 1, 2014 - August 31, 2014	2,451,940	245,194	-	-	(236,654)	-	-	-	8,540
Conversion of promissory notes to stock
September 1, 2014 - November 30, 2014	4,513,690	451,369	-	-	(442,479)	-	-	-	8,890
Elimination of derivative liabilities	-	-	-	-	91,498	-	-	-	91,498
Foreign currency translation	-	-	-	-	-	-	2,066	-	2,066
Net (loss) for the year	-	-	-	-	-	-	-	(1,033,400)	(1,033,340)
Balances for November 30, 2014	13,848,234	$ 1,384,823	4,000,000	$ 4,000	4,797,940	$ (64,112)	$ 8,606	$ (5,843,244)	$ 288,013

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

?

For a 12-month period commencing as of July 23, 2010, DeHerrera will serve as our President and Chief Executive Officer and as a member of the Board of Directors.

?

During his tenure with us, DeHerrera responsibilities will include the following:

o

Development of Management Strategy and Corporate Vision

o

Review and Development of Business Strategies

o

Organizational and Personnel Development

o

General Review and Development of Corporate Material

o

Corporate and Client Restructuring

o

Review and assisting in preparation of corporate filing

?

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

?

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

Dated: March 6, 2015

/s/ Nathan Lewis

By: Nathan Lewis

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 6, 2015

/s/ Nathan Lewis

Nathan Lewis– Chairman and Director