Form 10-K/A
period 2014-11-30
FORCE MINERALS CORP
filed 2015-03-09
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K of Force Minerals Corporation, formerly known as Force Energy Corp. (the “Company”), for the fiscal year ended November 30, 2014 and filed with the Securities and Exchange Commission on March 2, 2015 (the “Original Filing”) and the amended filing (“Amendment No. 1) on March 6, 2015 is to incorporate the notification of an “audited report” to comply with the auditors review and letter.  On the Consolidated Balance Sheet, Statement of Operations, and Statement of Cash Flows the word “unaudited” was replaced with “audited”.  This was an oversight by the Company when filing the original audited report.  This the only change in the document reported here in comparison to the original filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FORCE MINERALS CORP. (F/K/A Force Energy Corporation)
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

FORCE MINERALS CORPORATION

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	November 30, 2013
	(Audited)	(Audited)
ASSETS
Current Assets
Cash	$ -	$ -
Total Current Assets	$ -	$ -

Accounts receivable	$ 5,850	$ -
Mineral property option	$ 1,500,099	$ 1,500,099

TOTAL ASSETS	$ 1,505,949	$ 1,500,099

LIABILITIES
Current Liabilities:
Bank Overdraft	$ -	$ 23
Accounts payable and accrued liabilities	$ 192,558	$ 97,942
Advances Payable	$ 20,000	$ 20,000
Due to related parties	$ 36,293	$ 1,593
Convertible notes payable, net of discount	$ 639,293	$ 313,884
Derivative liabilities	$ 310,270	$ 90,297
Total Current Liabilities	$ 1,198,413	$ 523,739

Asset retirement obligation	$ 19,523	$ 18,861

Total Liabilities	$ 1,217,936	$ 542,600

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 10,000,000 shares authorized	$ 4,000	$ 4,000
4,000,000 issued and outstanding at November 30, 2014
4,000,000 issued and outstanding at November 30, 2013
Common stock, $0.1 par value 750,000,000 authorized	$ 1,384,823	$ 300,461
13,848,234 shares issued and outstanding at November 30, 2014
3,004,610 shares issued and outstanding at November 30, 2013
Additional paid in capital	$ 4,797,940	$ 5,520,454
Deferred stock compensation	$ (64,112)	$ (64,112)
Accumulated other comprehensive income	$ 8,606	$ 6,540
Deficit accumulated during the development stage	$ (5,843,244)	$ (4,809,844)
Total Stockholders' Equity	$ 288,013	$ 957,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,505,949	$ 1,500,099

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

Dated: March 9, 2015

/s/ Nathan Lewis

By: Nathan Lewis

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March9, 2015

/s/ Nathan Lewis

Nathan Lewis– Chairman and Director