Form 10-Q
period 2015-02-28
FORCE MINERALS CORP
filed 2015-04-14
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934:

For the quarterly period ended February 28, 2015

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

As of March 25, 2015, there were 19,156,824 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORCE MINERALS CORPORATION

(f/k/a Force Energy Corp.,)

(An Exploration State Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at February 28, 2015 and November 30, 2014	4
Condensed Statements of Operations for the three months ended February 28, 2015, and 2014, and the period November 1, 2006 (date of exploration stage) through February 28, 2015	5
Condensed Statements of Cash Flows for the three months ended February 28, 2015 and 2014 and the period November 1, 2006 (date of exploration stage) through February 28, 2015	7
Notes to the Condensed Financial Statements	8

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	February 28, 2015	November 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 1,776	$ -
Total Current Assets	$ 1,776	$ -

Accounts receivable	$ 5,850	$ 5,850
Mineral property option	$ 1,500,099	$ 1,500,099

TOTAL ASSETS	$ 1,507,725	$ 1,505,949

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 220,458	$ 192,558
Advances payable	$ 20,000	$ 20,000
Due to related parties	$ 22,949	$ 36,293
Convertible notes payable, net of discount	$ 977,647	$ 639,293
Derivative liabilities	$ 709,439	$ 310,270
Total Current Liabilities	$ 1,950,493	$ 1,198,413

Asset retirement obligation	$ 18,496	$ 19,523

Total Liabilities	$ 1,968,990	$ 1,217,936

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 10,000,000 shares authorized	$ 4,000	$ 4,000
4,000,000 issued and outstanding at February 28, 2015
4,000,000 issued and outstanding at November 30, 2014
Common stock, $0.1 par value 750,000,000 authorized	$ 1,737,623	$ 1,384,823
17,376,225 shares issued and outstanding at February 28, 2015
13,848,234 shares issued and outstanding at November 30, 2014 (1)
Additional paid in capital	$ 5,203,134	$ 4,797,940
Deferred stock compensation	$ (64,112)	$ (64,112)
Accumulated other comprehensive income	$ 10,314	$ 8,606
Deficit accumulated during the development stage	$ (7,352,223)	$ (5,843,244)
Total Stockholders' Equity	$ (461,265)	$ 288,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,507,725	$ 1,505,949

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

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
From Inception
(November 1, 2006)
	For The Three Months Ended		through
	February 28, 2015	February 28, 2014	February 28, 2015
Operating Expenses:
Accounting and audit fees	$ 1,771	$ -	$ 378,111
Accretion of ARO	$ 681	$ 652	$ 13,095
Advertising and promotion	$ 45,199	$ 18,000	$ 189,199
Bank charges	$ 25	$ 2	$ 5,693
Consulting fees	$ 660,000	$ 22,500	$ 1,395,839
Depreciation	$ -	$ -	$ 4,651
Investor relations	$ -	$ -	$ 61,443
Legal fees	$ 8,110	$ -	$ 472,818
Management fees	$ 60,000	$ 30,000	$ 1,909,762
Mineral property exploration costs	$ -	$ -	$ 114,250
Office expenses	$ -	$ -	$ 44,441
Officer compensation	$ 6,000	$ -	$ 6,000
Oil and gas exploration costs	$ -	$ -	$ 15,000
Rent	$ 597	$ -	$ 50,721
Tax penalties and interest	$ -	$ -	$ 1,096
Transfer and filing fees	$ 901	$ 374	$ 91,345
Travel	$ -	$ -	$ 12,476
Write-off of oil and gas costs	$ -	$ -	$ 553,466
Total Operating Expenses	$ 783,284	$ 71,528	$ 5,319,405

Operating Loss	$ (783,284)	$ (71,528)	$ (5,319,405)

Other Income and Expense
Other income	$ -	$ -	$ 9,715
Interest income	$ -	$ -	$ 2,419
Interest expense	$ (582,982)	$ (91,933)	$ (1,762,901)
Total Other Income and Expense	$ (582,982)	$ (91,933)	$ (1,750,768)

Extraordinary Items
Debt forgiveness	$ -	$ -	$ 15,286
Loss on settlement of advance payable	$ -	$ -	$ (30,000)
Change in fair value of derivative liability	$ (142,712)	$ (7,985)	$ (267,336)
Total Extraordinary Items	$ (142,712)	$ (7,985)	$ (282,050)

Net Loss for the Period	$ (1,508,979)	$ (171,446)	$ (7,352,223)

Foreign currency exchange gain/(loss)	$ 1,708	$ 1,539	$ 10,314

Comprehensive Loss for the Period	$ (1,507,271)	$ (169,907)	$ (7,341,909)

Net gain (loss) per share: Basic and diluted	$ (0.0998)	$ (0.0472)

Weighted average number of shares outstanding: Basic and diluted (2)	15,097,631	3,597,245

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
From Inception
(November 1, 2006)
	For The Three Months Ended		through
	February 28, 2015	February 28, 2014	February 28, 2015
Operating activities:
Net loss for the period	$ (1,507,271)	$ (169,907)	$ (7,341,909)
Adjustment to reconcile net loss to net cash
used by operations
Accrued interest	$ 36,904	$ 6,579	$ 306,005
Interest expense	$ 546,078	$ 85,354	$ 1,200,195
Accretion and elimination of discount on convertible notes	$ -	$ -	$ 248,100
Revaluation of derivative liability to fair value	$ 142,712	$ 7,985	$ 305,936
Consulting fees paid in stock	$ -	$ -	$ 634,227
Share based compensation	$ -	$ -	$ 825,000
Debt forgiveness	$ -	$ -	$ (15,286)
Accretion of ARO	$ 681	$ 652	$ 13,092
Depreciation	$ -	$ -	$ 4,651
Write-off of oil and gas costs	$ -	$ -	$ 553,466
Accounts receivable	$ -	$ -	$ (5,850)
Advance payable	$ -	$ -	$ 50,000
Accounts payable and accrued liabilities	$ 27,901	$ 22,434	$ 196,417
Net cash used by operating activities	$ (752,994)	$ (46,903)	$ (3,025,955)

Financing activities:
Proceeds from issuance of common stock	$ -	$ -	$ 1,419,000
Proceeds from issuance of preferred stock	$ -	$ -	$ 1,160,000
Convertible note payable	$ 769,822	$ 48,000	$ 1,964,808
Settlement of Convertible note payable	$ -	$ -	$ 165,442
Cash acquired on reverse acquisition	$ -	$ -	$ 37,058
Due to related party	$ (13,344)	$ 465	$ (39,331)
Net cash provided by financing activities	$ 756,478	$ 48,465	$ 4,706,977

Investing activities:
Property and Equipment	$ -	$ -	$ (4,651)
Mineral property option	$ -	$ -	$ (1,270,099)
Development costs of oil and gas properties	$ -	$ -	$ (387,517)
Net cash provided by investing activities	$ -	$ -	$ (1,662,267)

Effect of foreign currency translation	$ (1,708)	$ (1,539)	$ (16,979)

Net increase/(decrease) in cash	$ 1,776	$ 23	$ 1,776
Cash, beginning of period	$ -	$ (23)	$ -
Cash, end of period	$ 1,776	$ -	$ 1,776

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2014. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2014, has been omitted. The results of operations for the nine-month period ended February 28, 2015 are not necessarily indicative of results for the entire year ending November 30, 2015.

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

On September 24, 2014, Mr. Nathan Lewis, was appointed as the Company’s President, Treasurer, Secretary and as a Director, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

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

As ofFebruary 28, 2015, the Company has a working capital deficit of $1,948,717. The Company has yet to achieve profitable operations, has accumulated losses of $7,352,223 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	FEBRUARY 28, 2015		NOVEMBER 30, 2014
	INPUT	CARRYING ESTIMATED		CARRYING ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	709,439	709,439	310,270	310,270
Total Financial Liabilities		$ 709,439	$ 709,439	$ 310,270	$ 310,270

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

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As ofFebruary 28, 2015, the Company had cash totaling $1,776 (November 30, 2014 - $0) to settle current liabilities of $1,950,493 (November 30, 2014 - $1,198,413). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

During the three month period ended February 28, 2015, the Company incurred $0 (three months ended February 28, 2014 - $0) of exploration expenditures on the property.

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

As of this reporting period the initial $50,000 payment had been madeand is being paid by an outside investor. The remaining $50,000 is past due as of February 28, 2015.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	February 28,	November 30,
	2015	2014
Tim DeHerrera	$ 715	$ 715
Direct Capital	22,234	35,578
	$ 22,949	$ 36,293

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

Note 8 Convertible Notes Payable

	February 28,	November 30,
	2015	2014
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #13	10,590	12,710
Promissory Note #15	87,325	88,000
Promissory Note #16	10,325	11,000
Promissory Note #17	11,000	11,000
Promissory Note #18	50,000	50,000
Promissory Note #19	11,000	11,000
Promissory Note #20	11,000	11,000
Promissory Note #21	16,000	16,000
Promissory Note #22	-	50,000
Promissory Note #23	16,000	16,000
Promissory Note #24	16,000	16,000
Promissory Note #25	16,000	16,000
Promissory Note #26	16,000	16,000
Promissory Note #27	16,000	16,000
Promissory Note #28	16,000	16,000
Promissory Note #29	48,000	48,000
Promissory Note #30	75,000	75,000
Promissory Note #31	220,486	220,486
Promissory Note #32	300,000	-
Promissory Note #33	360,000	-
Promissory Note #34	75,000	-
Promissory Note #35	53,832	-
Promissory Note #36	30,000	-
	$ 1,555,558	$ 790,196
Debt discount	(698,561)	(234,649)
Accrued interest	120,650	83,746
	$ 977,647	$ 639,293

As at February 28, 2015 and November 30, 2014, convertible notes payable are recorded net of unamortized debt discount of $(698,561) and $(234,649) respectively.

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

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of convertible notes of $0 (three months endedFebruary 28, 2014 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the three months endedFebruary 28, 2015, the Company accrued $650 (three months endedFebruary 28, 2014 - $1,077) in interest expense.

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

During the three months endedFebruary 28, 2015, the Company recorded a loss of $11,411 (three months endedFebruary 28, 2014 – $7,985) due to the change in value of the derivative liability during the period.

During the three months endedFebruary 28, 2015, the Company issued 1,352,991common shares upon the conversion of $2,120 of the principal balance into common stock, and $12,729 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of February 28, 2015, principal balance of $10,590 (February 28, 2014 - $43,037), accrued interest of $15,224 (February 28, 2014 - $8,258) and a derivative liability of $19,253 (February 28, 2014 - $61,560) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $4,744 (three months endedFebruary 28, 2014 - $1,736) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $481) was accreted to the statement of operations.

During the three months endedFebruary 28, 2015, the Company issued 675,000 common shares upon the conversion of $675 of the principal balance into common stock.

As of February 28, 2015, principal amount of $87,325 (February 28, 2014 - $88,000) and accrued interest of $27,614 (February 28, 2014 - $5,246) was recorded.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $587 (three months endedFebruary 28, 2014 - $217) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $1,913) was accreted to the statement of operations.

During the three months endedFebruary 28, 2015, the Company issued 675,000 common shares upon the conversion of $675 of the principal balance into common stock.

As of February 28, 2015, principal amount of $10,325 (February 28, 2014 - $11,000) and accrued interest of $3,239 (February 28, 2014 - $583) was recorded.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months

endedFebruary 28, 2015, the Company accrued $597 (three months endedFebruary 28, 2014 - $217) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $3,766) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $11,000 (February 28, 2014 - $11,000) and accrued interest of $3,043 (February 28, 2014 - $509) was recorded.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $2,712 (three months endedFebruary 28, 2014 - $986) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $18,750) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $50,000 (February 28, 2014 - $50,000) and accrued interest of $13,650 (February 28, 2014 - $2,246) was recorded.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $597 (three months endedFebruary 28, 2014 - $217) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $5,549) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $11,000 (February 28, 2014 - $11,000) and accrued interest of $2,847 (February 28, 2014 - $434) was recorded.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $597 (three months endedFebruary 28, 2014 - $217) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $6,077) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $11,000 (February 28, 2014 - $11,000) and accrued interest of $2,647 (February 28, 2014 - $362) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $316) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $8,834) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $16,000) and accrued interest of $3,557 (February 28, 2014 - $418) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $2,381 (three months endedFebruary 28, 2014 - $986) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $24,862) was accreted to the statement of operations.

On February 17, 2015, the Company transferred the note balance of $50,000 to Union Capital, LLC.

As of February 28, 2015, principal amount of $0 (February 28, 2014 - $50,000) and accrued interest of $9,910 (February 28, 2014 - $986) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $312) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $7,871 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $16,000) and accrued interest of $3,258 (February 28, 2014 - $312) was recorded.

Promissory Note #24

On January 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $203) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $5,043) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $16,000) and accrued interest of $2,969 (February 28, 2014 - $203) was recorded.

Promissory Note #25

On February 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $95) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $2,348) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $16,000), accrued interest of $2,670 (February 28, 2014 - $95) was recorded.

Promissory Note #26

On March 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $0) and accrued interest of $2,378 (February 28, 2014 - $0) was recorded.

Promissory Note #27

On April 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $0) and accrued interest of $2,088 (February 28, 2014 - $0) was recorded.

Promissory Note #28

On May 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $868 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $16,000 (February 28, 2014 - $0) and accrued interest of $1,793 (February 28, 2014 - $0) was recorded.

Promissory Note #29

On June 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $2,604 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $132 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $48,000 (February 28, 2014 - $0), accrued interest of $4,519 (February 28, 2014 - $0) and debt discount of $132 (February 28, 2014 - $0) was recorded.

Promissory Note #30

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months

endedFebruary 28, 2015, the Company accrued $1,479 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $41,435 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $75,000 (February 28, 2014 - $0), accrued interest of $2,466 (February 28, 2014 - $0) and debt discount of $8,840 (February 28, 2014 - $0) was recorded.

Promissory Note #31

On October 1, 2014, the Company entered into a Convertible Promissory note with New Venture Attorneys, PC in the sum of $220,486.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2015.  The note also contains customary events of default.   During the three months endedFebruary 28, 2015, the Company accrued $4,349 (three months endedFebruary 28, 2014 - $0) in interest expense.

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

During the three months endedFebruary 28, 2015, the Company recorded a loss of $274,374 (three months endedFebruary 28, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $75,716 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal balance of $220,486 (February 28, 2014 - $0), accrued interest of $7,249 (February 28, 2014- $0), debt discount of $108,526 (February 28, 2014 - $0) and a derivative liability of $564,073 (February 28, 2014 - $0) was recorded.

Promissory Note #32

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $300,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $3,814 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $300,000 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $96,133 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $300,000 (February 28, 2014 - $0), accrued interest of $3,814 (February 28, 2014 - $0) and debt discount of $203,867 (February 28, 2014 - $0) was recorded.

Promissory Note #33

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $4,576 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $360,000 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $115,359 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $360,000 (February 28, 2014 - $0), accrued interest of $4,576 (February 28, 2014 - $0) and debt discount of $244,641 (February 28, 2014 - $0) was recorded.

Promissory Note #34

On January 2, 2015 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedFebruary 28, 2015, the Company accrued $937 (three months endedFebruary 28, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three months endedFebruary 28, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $75,000 (February 28, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $23,619 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal amount of $75,000 (February 28, 2014 - $0), accrued interest of $937 (February 28, 2014 - $0) and debt discount of $51,381 (February 28, 2014 - $0) was recorded.

Promissory Note #35

On February 17, 2015, the Company arranged a debt swap under which a Direct Capital Group note in the amount of $50,000 was transferred to Union Capital, LLC.   Under the terms of the note, the Company has borrowed a total of $54,822 from Union Capital, LLC, which includes $4,822 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of February 17, 2016. The note also contains customary events of default.   During the three months endedFebruary 28, 2015, the Company accrued $131 (three months endedFebruary 28, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $177,731 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedFebruary 28, 2015, the Company recorded a gain of $90,945 (three months endedFebruary 28, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $2,612 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

During the three months endedFebruary 28, 2015, the Company issued 825,000 common shares upon the conversion of $990 of the principal balance into common stock, and $5,804 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of February 28, 2015, principal balance of $53,832 (February 28, 2014 - $0), accrued interest of $131 (February 28, 2014- $0), debt discount of $52,210 (February 28, 2014 - $0) and a derivative liability of $80,982 (February 28, 2014 - $0) was recorded.

Promissory Note #36

On February 17, 2015, the Company entered into a Convertible Promissory note with Union Capital, LLC in the sum of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 17, 2016.  The note also contains customary events of default.   During the three months endedFebruary 28, 2015, the Company accrued $72 (three months endedFebruary 28, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $97,259 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedFebruary 28, 2015, the Company recorded a gain of $52,128 (three months endedFebruary 28, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $904 (three months endedFebruary 28, 2014 - $0) was accreted to the statement of operations.

As of February 28, 2015, principal balance of $30,000 (February 28, 2014 - $0), accrued interest of $72 (February 28, 2014- $0), debt discount of $29,096 (February 28, 2014 - $0) and a derivative liability of $45,131 (February 28, 2014 - $0) was recorded.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the three month period ended February 28, 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $84,822 (year ended November 30, 2014 - $220,486). During the three month period ended February 28, 2015,$4,460 (year ended November 30, 2014, $51,350) of convertible notes payable and accrued interest was converted into common stock of the Company. For the three month period ended February 28, 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $18,533 (year ended November 30, 2014 - $91,498) was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three month period ended February 28, 2015, the Company recognized a loss of $142,712 (year ended November 30, 2014–$16,704) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	February 28,	November 30,
	2015	2014
Balance, beginning of year	$ 310,270	$ 90,297
Initial recognition of derivative liability	274,990	294,767
Conversion of derivative instruments to Common Stock	(18,533)	(91,498)
Mark-to-Market adjustment to fair value	142,712	16,704
Balance, end of year	$ 709,439	$ 310,270

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

	February 28,	November 30,
	2015	2014
Balance, beginning of year	$ 19,523	$ 18,861
Liabilities incurred	-	-
Accretion expense	681	2,728
Effect of foreign exchange	(1,708)	(2,066)
Balance, end of year	$ 18,496	$ 19,523

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2014 – 4,000,000 shares issued)

750,000,000 Common shares par value $0.10 –17,376,225 issued

(November 30, 2014 – 13,848,234 shares issued)

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

Between December 1, 2014, and February 28, 2015, the Company issued 3,257,991 common shares upon the conversion of principal and interest of $4,460 of convertible notes.

Note 12Supplemental Disclosure with Respect to Cash Flows

During the three month period ended August 31, 2014, the following non-cash investing and financing activities occurred:

i)	An aggregate of 3,527,991 common shares were issued with a fair value of $18,533upon the conversion into stock of $4,460 of the principal and interest of convertible notes payable.

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

On December 1, 2014, the Company entered into a consulting contract with Zoom Companies, Inc.  The Company will distribute the equivalent in $10,000 in duly authorized, validly issued, fully paid and non-assessable common stock for each month.

Note 14 Subsequent Events

On March 9, 2015 the Company acquired Crypto Currency CandyCoin, a digital crypto currency company and its digital mining assets and intellectual properties.

On March 16, 2015 the Company entered into a Promissory Note with LG Capital Funding, LLC in the sum of $55,129.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.

On March 16, 2015 the Company entered into a Promissory Note with LG Capital Funding, LLC in the sum of $55,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.

On March 16, 2015 the Company entered into a Promissory Note with GW Holdings Group, LLC in the sum of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.

On March 16, 2015 the Company entered into a Promissory Note with GW Holdings Group, LLC in the sum of $25,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2015	November 30, 2014
	$	$
Total Current Assets	1,776	-
Total Current Liabilities	1,950,493	1,198,413
Working Capital (Deficit)	(1,948,717)	(1,198,413)

Cash Flows

	Three months	Three months
	Ended	Ended
	February 28, 2015	February 28, 2014
	$	$
Cash Flows from (used in) Operating Activities	(752,994)	(49,903)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	756,478	48,465
Net Increase (decrease) in Cash During Period	1,776	23

Results for the Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014.

Operating Revenues

The Company’s revenues for the three months ended February 28, 2015, and February 28, 2014, were $0 and $0, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Operating Expenses

Operating expenses for the three month period ended February 28, 2015 and February 28, 2014, were $783,284and $71,528, respectively.  Operating expenses consisted primarily of advertising and promotion, consulting fees, management fees, office expenses and professional fees.  The increase was primarily attributable to an increase in advertising, consulting fees and management fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the three month period ended February 28, 2015 and February 28, 2014, was $(783,284) and $(71,528), respectively.

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the three month period ended February 28, 2015, and February 28, 2014was $(582,982) and $(91,933), respectively.  The change in value on derivative valuation expense for the three month period ended February 28, 2015, and February 28, 2014was $(142,712) and $(7,985), respectively.

Net Loss

Net loss for the three months endedFebruary 28, 2015, was $(1,507,271) compared with a net loss of $(169,907) for the three months ended February 28, 2014.  The increased loss is due to an increase in operating expenses andother expenses associated with the valuation of derivative instruments.

Results for the Period from November 1, 2006(inception of exploration state) Through February 28, 2015.

Operating Revenues

The Company’s revenues for the period from November 1, 2006(inception of exploration state) through February 28, 2015 were $0.

Operating Expenses

Operating expenses for the period from November 1, 2006, (inception of exploration state) through February 28, 2015, were $5,319,405.Operating expenses consist primarily of advertising and promotion, management fees, office expenses and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from November 1, 2006, (inception of exploration state) through February 28, 2015, was $(5,319,405).

Other Income (Expense):

Other income (expense) for the period from November 1, 2006, (inception of exploration state) through February 28, 2015, was $(2,032,818).

Net Loss

Net loss for the period from November 1, 2006, (inception of exploration state) through February 28, 2015, was $(7,341,909).

Liquidity and Capital Resources

As ofFebruary 28, 2015, the Company had a cash balance and asset total of $1,776 and $1,507,725 respectively, compared with $0 and $1,505,949 of cash and total assets, respectively, as ofNovember 30, 2014.

As ofFebruary 28, 2015, the Company had total liabilities of $1,968,990 compared with $1,217,936as ofNovember 30, 2014. The increase in total liabilities was attributed to an increase in accounts payable and convertible notes payable.

The overall working deficit increasedfrom $1,198,413 deficit at November 30, 2014, to $1,948,717at February 28, 2015, due to an increase in accounts payable and convertible notes payable.

Cash Flow from Operating Activities

During the three months ended February 28, 2015, cash used in operating activities was $(752,994) compared to $(46,903) for the three months ended February 28, 2014. The increase in the amounts of cash used for operating activities was primarily due to an increase in interest expenses and accounts payable.

Cash Flow from Investing Activities

During the three months ended February 28, 2015, cash used in investing activities was $0 compared to $0 for the three months ended February 28, 2014.

Cash Flow from Financing Activities

During the three months ended February 28, 2015, cash provided by financing activity was $756,478compared to $48,465 for the three months ended February 28, 2014.  The increase in cash provided by financing activities is due to an increase in convertible notes payable.

Subsequent Developments

None.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, a series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement this initiative; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended February 28, 2015, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On December 16, 2014, Direct Capital converted $675 of principal of a convertible note into 675,000 shares of its common stock at a price of $0.001.

On December 18, 2014, Asher Enterprises converted $820 of principal of a convertible note into 630,769 shares of its common stock at a price of $0.0013.

On February 11, 2015, Direct Capital converted $675 of principal of a convertible note into 675,000 shares of its common stock at a price of $0.001

On February 23, 2015, Asher Enterprises converted $1,300 of principal of a convertible note into 722,222 shares of its common stock at a price of $0.0018.

On February 24, 2015, Union Capital, LLC converted $990 of principal and interest of a convertible note into 825,000 shares of its common stock at a price of $0.0012.

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

2. Subsequent Issuances:

On March 10, 2015, Asher Enterprisesconverted $2,115 of principal of a convertible note into 755,357 shares of its common stock at a price of $0.0028.

On March 19, 2015, LG Capital converted $3,101 of principal and interest of a convertible note into 1,025,242 shares of its common stock at a price of $0.003025.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
3.1b	Amended Articles of Incorporation	Filed with the SEC on June 13, 2013, as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.3	Certificate of Designation	Filed with the SEC on November 1, 2013 as part of our Current Report on Form 8-K.
10.1	Property Option Agreement by and amongst FRC Exploration, Ltd., Ram Exploration Ltd., and Mr. Dorian Leslie, dated May 24, 2006.	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
10.2	Participation Agreement by and between County Line Energy Corp., and the Company, dated December 21, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.3	Dilution Agreement by and between the Company and County Line Energy Corp., dated December 22, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.4	Participation Option Agreement by and between County Line Energy Corp., and the Company, dated November 30, 2007.	Filed with the SEC on December 19, 2007, on our Current Report on Form 8-K.
10.5	Letter Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.6	Promissory Note by and between the Company and G2 Petroleum, LLC, dated March 14, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.7	Letter of Intent to Farmout by and between the Company and Desert Mining, Inc., dated April 17, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.8	Advisory and Business Consulting Services Agreement by and between the Company and Robert B. Perry, dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.9	Advisory and Business Consulting Services Agreement by and between the Company and Leon Hinton, dated April 16, 2008.	Filed with the SEC on May 1, 2008 as part of our Current Report on Form 8-K.
10.10	Advisory and Business Consulting Services Agreement by and between the Company and Bourgeois Energy, Inc., dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.11	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009.	Filed with the SEC on March 17, 2009, as part of our Annual Report on Form 10-K.
10.12	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008.	Filed with the SEC on March 17, 2009, as part of our Current Report on Form 8-K.
10.13	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated June 20, 2009.	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.14	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated September 16, 2009.	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.15	Addendum to Participation Agreement by and between the Company and County Line Energy, Corp., dated October 16, 2009.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.16	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.17	Amendment Agreement by and between the Company and County Line Energy, Corp., dated February 1, 2010	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.18	Commodity-Industry Analyst Agreement by and between the Company and Michael Mathot, dated July 23, 2010.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.19	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.20	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.21	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management Ltd., dated August 3, 2010.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.22	Separation Agreement by and between the Company and Michael Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2013 as part of our Annual Report on Form 10-K.
10.24	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.25	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.32	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.33	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.34	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.35	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed with the SEC on March 7, 2014 as part of our Annual Report on Form 10-K.
10.36	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed with the SEC on March 7, 2014 as part of our Annual Report on Form 10-K.
10.37	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.40	Promissory Note by and between the Company and Direct Capital Group Inc., dated March 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.41	Promissory Note by and between the Company and Direct Capital Group Inc., dated April 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.42	Promissory Note by and between the Company and Direct Capital Group Inc., dated May 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.43	Promissory Note by and between the Company and Direct Capital Group Inc., dated June 1, 2014.	Filed with the SEC on October 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.44	Promissory Note by and between the Company and Asher Enterprises, Inc., dated September 12, 2012.	Filed with the SEC on April 10, 2015, as part of our Annual Report on Form 10-K/A.
10.45	Promissory Note by and between the Company and Direct Capital Group Inc., dated October 1, 2014.	Filed with the SEC on April 10, 2015, as part of our Annual Report on Form 10-K/A.
10.46	Promissory Note by and between the Company and New Venture Attorneys, PC, dated October 1, 2014.	Filed with the SEC on April 10, 2015, as part of our Annual Report on Form 10-K/A.
10.47	Consulting Agreement by and between the Company and Nathan Lewis, dated October 1, 2014.	Filed with the SEC on April 10, 2015, as part of our Annual Report on Form 10-K/A.
10.48	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2015.	Filed with the SEC on April 10, 2015, as part of our Annual Report on Form 10-K/A.
10.49	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2015.	Filed with the SEC on April 10, 2015, as part of our Annual Report on Form 10-K/A.
10.50	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 2, 2015.	Filed herewith.
10.51	Promissory Note by and between the Company and Union Capital, LLC dated February 17, 2015.	Filed herewith.
10.52	Promissory Note by and between the Company and Union Capital, LLC, dated February 17, 2015.	Filed herewith.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013 as part of Current Report on Form 8-K.
16.02	Letter from Anton & Chia LLP., dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB/2.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

FORCE MINERALS CORPORATION
Dated: April 14, 2015	/s/ Nathan Lewis
Nathan Lewis
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 14, 2015	/s/ Nathan Lewis
By: Nathan Lewis Its: Director