Form 10-K/A
period 2014-11-30
FORCE MINERALS CORP
filed 2015-05-04
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended November 30, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

FORCE MINERALS CORPORATION

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

 Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2014was $75,115 based upon the price ($0.0250) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of January 5, 2015, there were 15,154,003 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 3 (this “Amendment”) to the Annual Report on Form 10-K of Force Minerals Corporation, formerly known as Force Energy Corp. (the “Company”), for the fiscal year ended November 30, 2014, and filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”), as amended by that certain Annual Report on Form 10-K/A filed with the SEC on March 6, 2015 (Amendment No.1”), and as further amended by that certain Annual Report on Form 10-K/A filed with the SEC on March 9, 2015 (“Amendment No. 2”), is to (i) include as exhibits Exhibits 10.44 -10.49, inclusive; (ii) include a report of our auditor regarding the financial statements included in this Amendment; (iii) revise the executive compensation disclosure; (iv) revise the beneficial ownership disclosure; and (v) reconcile the signatures of the Company’s Principal Executive Officer and Principal Financial Officer to (a) the Exhibits 31 and 32 Certifications and (b) this Amendment.  For convenience ofthe reader, this Amendment specifies the Original Filing in its entirety, as amended by Amendment No. 1 and Amendment No. 2, and as further amended by this Amendment.  Except for those revisions specified by clauses (i) through (v), inclusive, of this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing, as amended by Amendment No. 1 and Amendment No. 2.  Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and Amendment No. 2.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

Use of Terms

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

Results for the Year Ended November 30, 2014Compared to the Year Ended November 30, 2013

Revenues:

The Company’s revenues were $0 for the year ended November 30, 2014compared to $0 in 2013.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended November 30, 2014, compared to $0 in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended November 30, 2014, and November 30, 2013 were $575,371 and $485,741, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expensesand preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in management fees for normal operations.

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

Index to Consolidated Financial Statements

To the Board of Directors and Stockholders

Force Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Force Energy Corp. (“the Company”) as of November 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended November 30, 2014 and from November 1, 2006 (date of inception) through November 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at November 30, 2014 and 2013, and the results of its operations and its cash flows for the years ended November 30, 2014 and 2013 and from inception (November 1, 2006) through to November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at November 30, 2014. These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Noblesville, IndianaMarch 2, 2015

INDEPENDENT REGISTERED PUBLIC ACCOUNTANT CONSENT

We consent to the use of our report dated March 2, 2015 relating to the financial statements of Force Minerals Corporation that are included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2014.

Dated:  April 10, 2015

________________________________

David Lee Hillary, Jr.

5797 East 169th Street, Suite 100

Noblesville, IN 46062

317-222-1416

5797 East 169th Street Noblesville, IN 46062  317-222-1416  www.HillaryCPAgroup.com

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

(2)

(3)

before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(4)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(5)

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

(6)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(7)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(8)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(9)

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

(10)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the

(11)

(12)

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

Summary Compensation Table

						Non-Equity	Nonqualified
Name	Fiscal					Incentive Plan	Deferred
and	Year			Stock	Option	Plan	Compensation	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position(s)	November 30	($)	($)	($)	($)	($)	($)	($)	($)
Tim DeHerrera, Director	2014	-	-	-	-	-	90,000 (1)	-	90,000
Nathan Lewis, President, Treasurer, Secretary and Director	2014	-	-	-	-	-	4,000 (2)	-	4,000

Tim DeHerrera, Director	2013	120,000(3)	95,400	-	-	-		90,000(3)	305,400

(1) During that fiscal year ended November 30, 2014, Mr. DeHerrera earned $90,000 in compensation, which Mr. DeHerrera may convert to shares of the Company’s common stock at a per share price equal to the market price of the Company’s common stock on the date Mr. DeHerrera decides to receive those shares as such compensation.

(2) During the fiscal year ended November 30, 2014, Nathan Lewis earned $4,000 in compensation, which Mr. Lewis may convert to shares of the Company’s common stock at a per share price equal to the market price of the Company’s common stock on the date Mr. Lewis decides to receive those shares as such compensation.

(3) During that fiscal year ended November 30, 2013, Mr. DeHerrera earned total compensation of $305,400, $210,000 of which Mr. DeHerrera may convert to shares of the Company’s common stock at a per share price equal to the market price of the Company’s common stock on the date Mr. DeHerrera decides to receive those shares as such compensation.

(1)

The Company’s officer and directors currently devote approximately 20 hours per week to manage the affairs of the Company, including, but not limited to, the upkeep of the Company, and the research and development associated with expanding the Company to new markets. Mr. DeHerrera is director and Mr. Lewis is the President, Treasurer, Secretary, and a director of the Company.

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

On July 18, 2011, we entered into a new employment contract with DeHerrera as President, which expires July 18, 2013. Pursuant to the contract, DeHerrera received 2,500,000 common shares having a fair value of $125,000. DeHerrera will receive $7,500 per month for months 13-24 of the contract. Unless the contract is terminated byeither party giving 45 days written notice the contact will automatically renew. Should the contract be renewed then DeHerrera will receive 2,500,000 shares of common stock and an annual increase of $2,500 per month upon each renewal. If the Company does not have sufficient cash resources to settle the cash element of the contract, then at the request of DeHerrera any accrued unpaid fees may be converted into common stock at $0.025 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 5, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Tim DeHerrera 6302 Mesedge Drive, Colorado Springs, CO, 80919 Nathan Lewis 6302 Mesedge Drive, Colorado Springs, CO, 80919	Common Stock	60,614,383(3) 800,000(4)	79% .01%
DIRECTORS AND OFFICERS – TOTAL		61,414,383	79.01%

5% SHAREHOLDERS
None

(1)

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

(2)	The percentage shown is based on denominator of 15,154,003 shares of common stock issued and outstanding for the Companyas of January 5, 2015.
(3)

Mr. DeHerrera has the right to convert $300,000 owed to him as compensation from the Company into shares of the Company’s common stock at a per share price equal to the market price of the Company’s common stock on the date Mr. DeHerrera decides to convert that compensation to those shares.  For purposes of this disclosure, the market price of $.005 (the market price on January 5, 2015) has been used.

(4)

Mr. Lewis has the right to convert $4,000.00 owed to him as compensation from the Company into shares of the Company’s common stock at a per share price equal to the market price of the Company’s common stock on the date Mr. Lewis decides to convert that compensation to those shares.  For purposes of this disclosure, the market price of $.005 (the market price on January 5, 2015) has been used.

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

Dated: May 4, 2015

/s/ Nathan Lewis

By: Nathan Lewis

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 4, 2015

/s/ Nathan Lewis

Nathan Lewis– Chairman and Director

draft 2

03/31/15