Form 10-Q
period 2015-05-31
FORCE MINERALS CORP
filed 2015-07-15
CIK 1333563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934: For the quarterly period ended May 31, 2015

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

As of June 22, 2015, there were 168,752,650 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORCE MINERALS CORPORATION

(f/k/a Force Energy Corp.,)

(An Exploration State Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at May 31, 2015 and November 30, 2014	4
Condensed Statements of Operations for thethree months and six months ended May 31, 2015 and 2014, and the period November 1, 2006 (date of exploration stage) through May 31, 2015	5
Condensed Statements of Cash Flows for the six months ended May 31, 2015 and 2014 and the period November 1, 2006 (date of exploration stage) through May 31, 2015	7
Notes to the Condensed Financial Statements	8

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	November 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 16	$ -
Total Current Assets	$ 16	$ -

Accounts receivable	$ 5,850	$ 5,850
Loan receivable	$ 98,106	$ -
Mineral property option	$ 1,500,099	$ 1,500,099

TOTAL ASSETS	$ 1,604,071	$ 1,505,949

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 256,146	$ 192,558
Advances payable	$ 20,000	$ 20,000
Due to related parties	$ 715	$ 36,293
Convertible notes payable, net of discount	$ 1,473,231	$ 639,293
Derivative liabilities	$ 956,969	$ 310,270
Total Current Liabilities	$ 2,707,060	$ 1,198,413

Asset retirement obligation	$ 19,239	$ 19,523

Total Liabilities	$ 2,726,299	$ 1,217,936

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 10,000,000 shares authorized	$ 4,000	$ 4,000
4,000,000 issued and outstanding at May 31, 2015
4,000,000 issued and outstanding at November 30, 2014
Common stock, $0.1 par value 750,000,000 authorized	$ 7,994,086	$ 1,384,823
79,940,864 shares issued and outstanding at May 31, 2015
13,848,234 shares issued and outstanding at November 30, 2014 (1)
Additional paid in capital	$ (849,819)	$ 4,797,940
Deferred stock compensation	$ (64,112)	$ (64,112)
Accumulated other comprehensive income	$ 10,256	$ 8,606
Deficit accumulated during the development stage	$ (8,216,639)	$ (5,843,244)
Total Stockholders' Equity	$ (1,122,229)	$ 288,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,604,071	$ 1,505,949

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

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
From Inception
(November 1, 2006)
	For The Three Months Ended		For The Six Months Ended		through
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015
Operating Expenses:
Accounting and audit fees	$ 3,656	$ 15,450	$ 5,428	$ 15,450	$ 381,767
Accretion of ARO	$ 685	$ 667	$ 1,366	$ 1,319	$ 13,780
Advertising and promotion	$ 45,494	$ 18,000	$ 90,693	$ 36,000	$ 234,693
Bank charges	$ 101	$ -	$ 126	$ 2	$ 5,794
Consulting fees	$ -	$ 22,500	$ 660,000	$ 45,000	$ 1,395,839
Depreciation	$ -	$ -	$ -	$ -	$ 4,651
Investor relations	$ -	$ -	$ -	$ -	$ 61,443
Legal fees	$ 8,678	$ 6,461	$ 16,788	$ 6,461	$ 481,496
Management fees	$ 60,000	$ 30,000	$ 120,000	$ 60,000	$ 1,969,762
Mineral property exploration costs	$ -	$ -	$ -	$ -	$ 114,250
Office expenses	$ -	$ -	$ -	$ -	$ 44,441
Officer compensation	$ 6,000	$ -	$ 12,000	$ -	$ 12,000
Oil and gas exploration costs	$ -	$ -	$ -	$ -	$ 15,000
Rent	$ -	$ -	$ 597	$ -	$ 50,721
Tax penalties and interest	$ -	$ -	$ -	$ -	$ 1,096
Transfer and filing fees	$ 3,032	$ 365	$ 4,257	$ 739	$ 94,701
Travel	$ -	$ -	$ -	$ -	$ 12,476
Write-off of oil and gas costs	$ -	$ -	$ -	$ -	$ 553,466
Total Operating Expenses	$ 127,646	$ 93,443	$ 911,254	$ 164,972	$ 5,447,375

Operating Loss	$ (127,646)	$ (93,443)	$ (911,254)	$ (164,972)	$ (5,447,375)

Other Income and Expense
Other income	$ -	$ -	$ -	$ -	$ 9,715
Interest income	$ -	$ -	$ -	$ -	$ 2,419
Interest expense	$ (880,736)	$ (80,458)	$ (1,463,718)	$ (172,391)	$ (2,643,637)
Total Other Income and Expense	$ (880,736)	$ (80,458)	$ (1,463,718)	$ (172,391)	$ (2,631,503)

Extraordinary Items
Debt forgiveness	$ -	$ -	$ -	$ -	$ 15,286
Loss on settlement of advance payable	$ -	$ -	$ -	$ -	$ (30,000)
Change in fair value of derivative liability	$ 144,289	$ 10,457	$ 1,577	$ 2,472	$ (123,047)
Total Extraordinary Items	$ 144,289	$ 10,457	$ 1,577	$ 2,472	$ (137,761)

Net Loss for the Period	$ (864,092)	$ (163,444)	$ (2,373,395)	$ (334,891)	$ (8,216,639)

Foreign currency exchange gain/(loss)	$ (59)	$ (498)	$ 1,650	$ 1,041	$ 10,256

Comprehensive Loss for the Period	$ (864,151)	$ (163,943)	$ (2,371,746)	$ (333,850)	$ (8,206,384)

Net gain (loss) per share: Basic and diluted	$ (0.0267)	$ (0.0312)	$ (0.0996)	$ (0.0471)

Weighted average number of shares outstanding: Basic and diluted (2)	32,329,059	5,252,238	23,808,023	7,088,813

(2) All common share amounts and per share amounts in these financial statements, reflect the one hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective June 14, 2013 respectively, including retroactive adjustment of common share amounts. See Note 11.

See accompanying notes to the Condensed Consolidated Financial Statements

FORCE MINERALS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
From Inception
(November 1, 2006)
	For The Six Months Ended		through
	May 31, 2015	May 31, 2014	May 31, 2015
Operating activities:
Net loss for the period	$ (2,371,746)	$ (333,850)	$ (8,206,384)
Adjustment to reconcile net loss to net cash
used by operations
Accrued interest	$ 77,993	$ 13,943	$ 347,094
Interest expense	$ 1,385,725	$ 158,448	$ 2,039,842
Accretion and elimination of discount on convertible notes	$ -	$ -	$ 248,100
Revaluation of derivative liability to fair value	$ (1,577)	$ (2,472)	$ 161,647
Consulting fees paid in stock	$ -	$ -	$ 634,227
Share based compensation	$ -	$ -	$ 825,000
Debt forgiveness	$ -	$ -	$ (15,286)
Accretion of ARO	$ 1,366	$ 1,319	$ 13,777
Depreciation	$ -	$ -	$ 4,651
Write-off of oil and gas costs	$ -	$ -	$ 553,466
Accounts receivable	$ -	$ -	$ (5,850)
Loan receivable	$ (98,106)	$ -	$ (98,106)
Advance payable	$ -	$ -	$ 50,000
Accounts payable and accrued liabilities	$ 63,588	$ 49,034	$ 232,104
Net cash used by operating activities	$ (942,757)	$ (113,577)	$ (3,215,718)

Financing activities:
Proceeds from issuance of common stock	$ -	$ -	$ 1,419,000
Proceeds from issuance of preferred stock	$ -	$ -	$ 1,160,000
Convertible note payable	$ 980,000	$ 96,000	$ 2,174,986
Settlement of Convertible note payable	$ -	$ -	$ 165,442
Cash acquired on reverse acquisition	$ -	$ -	$ 37,058
Due to related party	$ (35,578)	$ 18,641	$ (61,565)
Net cash provided by financing activities	$ 944,422	$ 114,641	$ 4,894,921

Investing activities:
Property and Equipment	$ -	$ -	$ (4,651)
Mineral property option	$ -	$ -	$ (1,270,099)
Development costs of oil and gas properties	$ -	$ -	$ (387,517)
Net cash provided by investing activities	$ -	$ -	$ (1,662,267)

Effect of foreign currency translation	$ (1,650)	$ (1,041)	$ (16,920)

Net increase/(decrease) in cash	$ 16	$ 23	$ 16
Cash, beginning of period	$ -	$ (23)	$ -
Cash, end of period	$ 16	$ (0)	$ 16

The accompanying notes are an integral part of these financial statements

FORCE MINERALS CORPORATION

(formerly Force Energy Corp)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

Note 1 Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2014. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2014, has been omitted. The results of operations for the six month period ended May 31, 2015 are not necessarily indicative of results for the entire year ending November 30, 2015.

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

As ofMay 31, 2015, the Company has a working capital deficit of $2,707,044. The Company has yet to achieve profitable operations, has accumulated losses of $8,216,639 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this amendment effective the current reporting period.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	FAIR VALUE	MAY 31, 2015		NOVEMBER 30, 2014
	INPUT	CARRYING ESTIMATED		CARRYING ESTIMATED
	LEVEL	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE
Derivative Liability	3	956,969	956,969	310,270	310,270
Total Financial Liabilities		$ 956,969	$ 956,969	$ 310,270	$ 310,270

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

The Company tries to ensure that there is sufficient capital in order to meet short-term business requirements, after taking into account the Company’s holdings of cash. As ofMay 31, 2015, the Company had cash totaling $16 (November 30, 2014 - $0) to settle current liabilities of $2,707,040 (November 30, 2014 - $1,198,413). The Company believes it will be able to raise financing in order to settle its current liabilities as they fall due.

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

During the six month period ended May 31, 2015, the Company incurred $0 (six months ended May 31, 2014 - $0) of exploration expenditures on the property.

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

As of this reporting period the initial $50,000 payment had been madeand is being paid by an outside investor. The remaining $50,000 is past due as of May 31, 2015.

First payment of $50,000.00 has been paid.  The Company is now waiting for Seller to verify the current standing with all taxes on the property.  As soon as this is confirmed the Company will authorize second payment. Once the tax verification comes from the country of Mexico the Mexican subsidiary will be established and ownership of property will be held within the Mexican subsidiary.

Note 6 Advance Payable

On March 21, 2011, the Company received a cash advance of $20,000. The advance is unsecured, non-interest bearing and has no fixed repayment terms.

Note 7 Related Party Transactions

Amounts due to related parties comprise:

	May 31,	November 30,
	2015	2014
Tim DeHerrera	$ 715	$ 715
Direct Capital	-	35,578
	$ 715	$ 36,293

All amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

Note 8 Convertible Notes Payable

	May 31,	November 30,
	2015	2014
Promissory Note #6	20,000	20,000
Promissory Note #7	20,000	20,000
Promissory Note #8	20,000	20,000
Promissory Note #10	30,000	30,000
Promissory Note #13	3,895	12,710
Promissory Note #15	47,625	88,000
Promissory Note #16	10,325	11,000
Promissory Note #17	-	11,000
Promissory Note #18	-	50,000
Promissory Note #19	-	11,000
Promissory Note #20	-	11,000
Promissory Note #21	-	16,000
Promissory Note #22	-	50,000
Promissory Note #23	16,000	16,000
Promissory Note #24	16,000	16,000
Promissory Note #25	16,000	16,000
Promissory Note #26	16,000	16,000
Promissory Note #27	16,000	16,000
Promissory Note #28	16,000	16,000
Promissory Note #29	-	48,000
Promissory Note #30	75,000	75,000
Promissory Note #31	220,486	220,486
Promissory Note #32	300,000	-
Promissory Note #33	360,000	-
Promissory Note #34	75,000	-
Promissory Note #35	39,255	-
Promissory Note #36	30,000	-
Promissory Note #37	13,500	-
Promissory Note #38	25,000	-
Promissory Note #39	42,000	-
Promissory Note #40	55,000	-
Promissory Note #41	19,194	-
Promissory Note #42	25,000	-
Promissory Note #43	31,500	-
Promissory Note #44	35,000	-
Promissory Note #45	51,861	-
Promissory Note #46	75,000	-
	$ 1,720,641	$ 790,196
Debt discount	(389,758)	(234,649)
Accrued interest	142,348	83,746
	$ 1,473,231	$ 639,293

As at May 31, 2015 and November 30, 2014, convertible notes payable are recorded net of unamortized debt discount of $389,758 and $234,649 respectively.

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

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of convertible notes of $0 (six months endedMay 31, 2014 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #13

On September 12, 2012, the Company received $75,000 cash and the Company issued a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 14, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the six months endedMay 31, 2015, the Company accrued $973 (six months endedMay 31, 2014 - $1,837) in interest expense.

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

In March 2013, upon the holders’ option to convert becoming active, the Company recorded debt discount of $75,000, charged $1,800 to interest expense and also recorded a derivative liability of $76,800 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term on the note or to the date of conversion. The derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $12,374 (six months endedMay 31, 2014 – gain of $2,472) due to the change in value of the derivative liability during the period.

During the six months endedMay 31, 2015, the Company issued 4,971,060 common shares upon the conversion of $8,815 of the principal balance into common stock, and $25,179 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of May 31, 2015, principal balance of $3,895 (May 31, 2014 - $30,140), accrued interest of $15,547 (May 31, 2014 - $9,018) and a derivative liability of $7,766 (May 31, 2014 - $29,565) was recorded.

Promissory Note #15

On June 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $88,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $8,142 (six months endedMay 31, 2014 - $3,510) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $481) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 4,225,000 common shares upon the conversion of $5,375 of the principal balance into common stock.

On March 26, 2015, the Company transferred $35,000 of the note balance to Adar Bays, LLC.

As of May 31, 2015, principal amount of $47,625 (May 31, 2014 - $88,000) and accrued interest of $31,012 (May 31, 2014 - $7,020) was recorded.

Promissory Note #16

On July 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,160 (six months endedMay 31, 2014 - $439) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $1,913) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 675,000 common shares upon the conversion of $675 of the principal balance into common stock.

As of May 31, 2015, principal amount of $10,325 (May 31, 2014 - $11,000) and accrued interest of $3,811 (May 31, 2014 - $805) was recorded.

Promissory Note #17

On August 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $703 (six months endedMay 31, 2014 - $439) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $3,766) was accreted to the statement of operations.

On March 16, 2015, the Company transferred $11,000 of the principal balance and $2,262 of interest to Service Trading Company, LLC.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $11,000) and accrued interest of $887 (May 31, 2014 - $731) was recorded.

Promissory Note #18

On August 7, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 7, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $3,195 (six months endedMay 31, 2014 - $1,994) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $18,750) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $50,000) and accrued interest of $9,003 (May 31, 2014 - $3,254) was recorded.

Promissory Note #19

On September 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $703 (six months endedMay 31, 2014 - $439) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $5,530) was accreted to the statement of operations.

On March 16, 2015, the Company transferred $11,000 of the principal balance and $2,262 of interest to Service Trading Company, LLC.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $11,000) and accrued interest of $691 (May 31, 2014 - $656) was recorded.

Promissory Note #20

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $703 (six months endedMay 31, 2014 - $439) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $7,374) was accreted to the statement of operations.

On March 16, 2015, the Company transferred $11,000 of the principal balance and $250 of interest to GW Holdings Group, LLC.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $11,000) and accrued interest of $2,503 (May 31, 2014 - $584) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,022 (six months endedMay 31, 2014 - $639) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $13,436) was accreted to the statement of operations.

On March 16, 2015, the Company transferred $16,000 of the principal balance and $250 of interest to GW Holdings Group, LLC.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $16,000) and accrued interest of $3,461 (May 31, 2014 - $741) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $50,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $2,381 (six months endedMay 31, 2014 - $1,994) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $50,000) was accreted to the statement of operations.

On February 17, 2015, the Company transferred $50,000 of the principal balance and $4,822 of interest to Union Capital, LLC.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $50,000) and accrued interest of $5,088 (May 31, 2014 - $1,994) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,755 (six months endedMay 31, 2014 - $635) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $15,955) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $16,000 (May 31, 2014 - $16,000) and accrued interest of $4,145 (May 31, 2014 - $635) was recorded.

Promissory Note #24

On January 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,755 (six months endedMay 31, 2014 - $526) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $14,138) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $16,000 (May 31, 2014 - $16,000) and accrued interest of $3,856 (May 31, 2014 - $526) was recorded.

Promissory Note #25

On February 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,755 (six months endedMay 31, 2014 - $418) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $11,337) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $16,000 (May 31, 2014 - $16,000), accrued interest of $3,557 (May 31, 2014 - $418) was recorded.

Promissory Note #26

On March 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,755 (six months endedMay 31, 2014 - $319) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $7,913) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $16,000 (May 31, 2014 - $16,000) and accrued interest of $3,265 (May 31, 2014 - $319 was recorded.

Promissory Note #27

On April 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,755 (six months endedMay 31, 2014 - $210) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $5,246) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $16,000 (May 31, 2014 - $0) and accrued interest of $2,976 (May 31, 2014 - $210) was recorded.

Promissory Note #28

On May 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $1,755 (six months endedMay 31, 2014 - $105) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $16,000) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $2,609) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $16,000 (May 31, 2014 - $16,000) and accrued interest of $2,680 (May 31, 2014 - $105) was recorded.

Promissory Note #29

On June 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $4,282 (six months endedMay 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $132 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

On April 27, 2015, the Company transferred $48,000 of the principal balance and $3,861 of interest to Union Capital, LLC.

As of May 31, 2015, principal amount of $0 (May 31, 2014 - $0) and accrued interest of $2,335 (May 31, 2014 - $0) was recorded.

Promissory Note #30

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $4,718 (six months endedMay 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $50,275 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $75,000 (May 31, 2014 - $0), accrued interest of $5,704 (May 31, 2014 - $0) and debt discount of $0 (May 31, 2014 - $0) was recorded.

Promissory Note #31

On October 1, 2014, the Company entered into a Convertible Promissory note with New Venture Attorneys, PC in the sum of $220,486.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2015.  The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $8,795 (six months endedMay 31, 2014 - $0) in interest expense.

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

During the six months endedMay 31, 2015, the Company recorded a loss of $111,842 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $147,670 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal balance of $220,486 (May 31, 2014 - $0), accrued interest of $11,695 (May 31, 2014- $0), debt discount of $36,572 (May 31, 2014 - $0) and a derivative liability of $401,541 (May 31, 2014 - $0) was recorded.

Promissory Note #32

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $300,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $9,863 (six months endedMay 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $300,000 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $265,084 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $300,000 (May 31, 2014 - $0), accrued interest of $9,863 (May 31, 2014 - $0) and debt discount of $34,916 (May 31, 2014 - $0) was recorded.

Promissory Note #33

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $11,836 (six months endedMay 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $360,000 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $318,100 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $360,000 (May 31, 2014 - $0), accrued interest of $11,836 (May 31, 2014 - $0) and debt discount of $41,900 (May 31, 2014 - $0) was recorded.

Promissory Note #34

On January 2, 2015 the Company entered into a Convertible Promissory Note with Direct Capital in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $2,449 (six months endedMay 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $75,000 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $65,916 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $75,000 (May 31, 2014 - $0), accrued interest of $2,449 (May 31, 2014 - $0) and debt discount of $9,084 (May 31, 2014 - $0) was recorded.

Promissory Note #35

On February 17, 2015, the Company arranged a debt swap under which a Direct Capital Group note in the amount of $50,000 in principal and $4,822 in interest was transferred to Union Capital, LLC.   Under the terms of the note, the Company has borrowed a total of $54,822 from Union Capital, LLC, which accrues interest at an annual rate of 8% and has a maturity date of February 17, 2016. The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $1,182 (six months endedMay 31, 2014 - $0) in interest expense.

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

During the six months endedMay 31, 2015, the Company recorded a gain of $104,327 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $27,810 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 18,625,000 common shares upon the conversion of $15,567 of the principal balance and $275 of interest into common stock, and $30,799 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of May 31, 2015, principal balance of $39,255 (May 31, 2014 - $0), accrued interest of $907 (May 31, 2014- $0), debt discount of $27,012 (May 31, 2014 - $0) and a derivative liability of $42,605 (May 31, 2014 - $0) was recorded.

Promissory Note #36

On February 17, 2015, the Company entered into a Convertible Promissory note with Union Capital, LLC in the sum of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 17, 2016.  The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $677 (six months endedMay 31, 2014 - $0) in interest expense.

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

During the six months endedMay 31, 2015, the Company recorded a gain of $46,796 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $9,115 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal balance of $30,000 (May 31, 2014 - $0), accrued interest of $677 (May 31, 2014- $0), debt discount of $20,885 (May 31, 2014 - $0) and a derivative liability of $50,463 (May 31, 2014 - $0) was recorded.

Promissory Note #37

On March 16, 2015, the Company arranged a debt swap under which two Direct Capital Group notes in the amount of $27,000 in principal and $500 in accrued interest was transferred to GW Holdings Group, LLC.   Under the terms of the note, the Company has borrowed a total of $27,500 from GW Holding Group, LLC, which accrues interest at an annual rate of 8% and has a maturity date of March 16, 2016. The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $365 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $49,259 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $5,600 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $16,803 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 14,570,458 common shares upon the conversion of $14,000 of the principal balance and $130 of interest into common stock, and $29,931 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of May 31, 2015, principal balance of $13,500 (May 31, 2014 - $0), accrued interest of $235 (May 31, 2014- $0), debt discount of $10,697 (May 31, 2014 - $0) and a derivative liability of $24,928 (May 31, 2014 - $0) was recorded.

Promissory Note #38

On March 16, 2015, the Company entered into a Convertible Promissory note with GW Holdings Group, LLC in the sum of $25,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.  The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $416 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $44,781 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $1,381 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $5,191 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal balance of $25,000 (May 31, 2014 - $0), accrued interest of $416 (May 31, 2014- $0), debt discount of $19,809 (May 31, 2014 - $0) and a derivative liability of $46,162 (May 31, 2014 - $0) was recorded.

Promissory Note #39

On March 16, 2015, the Company arranged a debt swap under which a Syndication Capital note in the amount of $50,000 in principal and $5,129 in accrued interest was transferred to LG Capital Funding, LLC.   Under the terms of the note, the Company has borrowed a total of $55,129 fromLG Capital Funding, LLC, which accrues interest at an annual rate of 8% and has a maturity date of March 16, 2016. The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $819 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $98,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $6,937 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $21,850 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 12,574,837 common shares upon the conversion of $13,129 of the principal balance and $118 of interest into common stock, and $28,133 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of May 31, 2015, principal balance of $42,000 (May 31, 2014 - $0), accrued interest of $701 (May 31, 2014- $0), debt discount of $33,279 (May 31, 2014 - $0) and a derivative liability of $77,553 (May 31, 2014 - $0) was recorded.

Promissory Note #40

On March 16, 2015, the Company entered into a Convertible Promissory note withLG Capital Funding, LLC in the sum of $55,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.  The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $916 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $98,518 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $3,039 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $11,421 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal balance of $55,000 (May 31, 2014 - $0), accrued interest of $916 (May 31, 2014- $0), debt discount of $43,579 (May 31, 2014 - $0) and a derivative liability of $101,557 (May 31, 2014 - $0) was recorded.

Promissory Note #41

On March 16, 2015, the Company arranged a debt swap under which two Direct Capital notes in the amount of $22,000 in principal and $4,525 in accrued interest was transferred to Service Trading Company, LLC.   Under the terms of the note, the Company has borrowed a total of $26,525 fromService Trading Company, LLC, which accrues interest at an annual rate of 8% and has a maturity date of March 16, 2016. The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $379 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $47,512 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $3,013 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $11,317 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 6,208,851 common shares upon the conversion of $7,331 of the principal balance and $31 of interest into common stock, and $15,084 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of May 31, 2015, principal balance of $19,194 (May 31, 2014 - $0), accrued interest of $348 (May 31, 2014- $0), debt discount of $15,208 (May 31, 2014 - $0) and a derivative liability of $35,441 (May 31, 2014 - $0) was recorded.

Promissory Note #42

On March 16, 2015, the Company entered into a Convertible Promissory note withService Trading Company, LLC in the sum of $25,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 16, 2016.  The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $416 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $44,781 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $1,381 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $5,191 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal balance of $25,000 (May 31, 2014 - $0), accrued interest of $416 (May 31, 2014- $0), debt discount of $19,809 (May 31, 2014 - $0) and a derivative liability of $46,162 (May 31, 2014 - $0) was recorded.

Promissory Note #43

On March 26, 2015, the Company arranged a debt swap under which a Direct Capital note in the amount of $35,000 was transferred to Adar Bays, LLC.   Under the terms of the note, the Company has borrowed a total of $35,000 fromAdar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of March 26, 2016. The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $475 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $62,372 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $1,724 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $9,180 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

During the six months endedMay 31, 2015, the Company issued 4,242,424 common shares upon the conversion of $3,500 of the principal balance into common stock, and $5,932 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of May 31, 2015, principal balance of $31,500 (May 31, 2014 - $0), accrued interest of $475 (May 31, 2014- $0), debt discount of $25,820 (May 31, 2014 - $0) and a derivative liability of $58,164 (May 31, 2014 - $0) was recorded.

Promissory Note #44

On March 26, 2015, the Company entered into a Convertible Promissory note withAdar Bays, LLC in the sum of $35,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 26, 2016.  The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $506 (six months endedMay 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $62,372 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedMay 31, 2015, the Company recorded a loss of $2,255 (six months endedMay 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $6,311 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal balance of $35,000 (May 31, 2014 - $0), accrued interest of $506 (May 31, 2014- $0), debt discount of $28,689 (May 31, 2014 - $0) and a derivative liability of $64,627 (May 31, 2014 - $0) was recorded.

Promissory Note #45

On April 27, 2015, the Company arranged a debt swap under which a Direct Capital note in the amount of $48,000 in principal and $3,861 in accrued interest was transferred to Union Capital, LLC.   Under the terms of the note, the Company has borrowed a total of $51,861 fromUnion Capital, LLC, which accrues interest at an annual rate of 8% and has a maturity date of April 27, 2016. The note also contains customary events of default.   During the six months endedMay 31, 2015, the Company accrued $386 (six months endedMay 31, 2014 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of May 31, 2015, principal balance of $51,861 (May 31, 2014 - $0) and accrued interest of $386 (May 31, 2014- $0) was recorded.

Promissory Note #46

On May 31, 2015 the Company entered into a Convertible Promissory Note with Rancho Capital Management in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedMay 31, 2015, the Company accrued $0 (six months endedMay 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six months endedMay 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $22,500 (May 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $0 (six months endedMay 31, 2014 - $0) was accreted to the statement of operations.

As of May 31, 2015, principal amount of $75,000 (May 31, 2014 - $0), accrued interest of $0 (May 31, 2014 - $0) and debt discount of $22,500 (May 31, 2014 - $0) was recorded.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six month period ended May 31, 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $783,334 (year ended November 30, 2014 - $294,767). During the six month period ended May 31, 2015,$68,946 (year ended November 30, 2014, $51,350) of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the six month period ended May 31, 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $135,058 (year ended November 30, 2014 - $91,498) was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six month period ended May 31, 2015, the Company recognized a gain of $1,577 (year ended November 30, 2014–loss of $16,704) based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP ASC 815. The valuation assumptions are determined by Level 3 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	May 31,	November 30,
	2015	2014
Balance, beginning of year	$ 310,270	$ 90,297
Initial recognition of derivative liability	783,334	294,767
Conversion of derivative instruments to Common Stock	(135,058)	(91,498)
Mark-to-Market adjustment to fair value	(1,577)	16,704
Balance, end of year	$ 956,969	$ 310,270

Note 10 Asset Retirement Obligations

During the period November 2007 to October 2009, the Company acquired in tranches a 50% working interest in the Hayter 10-8-40-1 W4M oil and gas well in Alberta Canada, known as the “Hayter Prospect”.  During the year ended November 30, 2012, due to financial restrictions in the current capital markets, management determined the focus of the Company in the future would predominantly be the exploration and development of the Zoro Mineral Property, and as the Company had no current plans to further develop the Hayter property, the Company recorded an impairment provision of $135,427 during the fiscal year ended November 30, 2012, resulting in the book value of the Hayter prospect being $0 at November 30, 2012. As of May 31, 2015 and November 30, 2014, the Company determined the asset retirement obligation to be $19,239 and $19,523, respectively.

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

	May 31,	November 30,
	2015	2014
Balance, beginning of year	$ 19,523	$ 18,861
Liabilities incurred	-	-
Accretion expense	1,366	2,728
Effect of foreign exchange	(1,650)	(2,066)
Balance, end of year	$ 19,239	$ 19,523

Note 11 Capital Stock

Authorized

10,000,000 Preferred shares, par value $0.001 – 4,000,000 issued

(November 30, 2014 – 4,000,000 shares issued)

750,000,000 Common shares par value $0.10 –79,940,864 issued

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

Between June 1, 2013 and August 31, 2013, the Company issued 236,102 common shares upon the conversion of accrued interest of $900 and $16,600 principal of a convertible note.

Between September 1, 2013 and November 30, 2013, the Company issued 558,167 common shares upon the conversion of principal of $10,940 of a convertible note.

Between December 1, 2013 and February 28, 2014, the Company issued 1,388,584 common shares upon the conversion of principal of $21,023 of a convertible note.

Between March 1, 2014 and May 31, 2014, the Company issued 2,489,410 common shares upon the conversion of principal of $12,897 of a convertible note.

Between June 1, 2014 and August 31, 2014, the Company issued 2,451,940 common shares upon the conversion of principal of $8,540 of a convertible note.

Between September 1, 2014, and November 30, 2014, the Company issued 4,513,690 common shares upon the conversion of principal of $8,890 of a convertible note.

Between December 1, 2014 and February 28, 2015, the Company issued 3,257,991 common shares upon the conversion of principal and interest of $4,460 of convertible notes.

Between March 1, 2015 and May 31, 2015, the Company issued 66,092,630 common shares upon the conversion of principal and interest of $68,946 of convertible notes.

Note 12Supplemental Disclosure with Respect to Cash Flows

During the six month period ended May 31, 2015, the following non-cash investing and financing activities occurred:

i)	An aggregate of 66,092,630 common shares were issued upon the conversion into stock of $68,946 of the principal and interest of convertible notes payable.

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

During the year ended November 30, 2012, we incurred $8,639 on exploration expenditures on the property. During the sixmonths ended May 31, 2015, we incurred $0 on exploration expenditures on the property.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2015	November 30, 2014
	$	$
Total Current Assets	16	-
Total Current Liabilities	2,707,060	1,198,413
Working Capital (Deficit)	(2,707,044)	(1,198,413)

Cash Flows

	Six months	Six months
	Ended	Ended
	May 31, 2015	May 31, 2014
	$	$
Cash Flows from (used in) Operating Activities	(942,757)	(113,577)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	944,422	114,641
Net Increase (decrease) in Cash During Period	16	23

Results for the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014.

Operating Revenues

The Company’s revenues for the three months ended May 31, 2015, and May 31, 2014, were $0 and $0, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Operating Expenses

Operating expenses for the three month period ended May 31, 2015 and May 31, 2014, were $127,646and $93,443, respectively.  Operating expenses consisted primarily of advertising and promotion, consulting fees, management fees, office expenses and professional fees.  The increase was primarily attributable to an increase in advertising, consulting fees and management fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the three month period ended May 31, 2015 and May 31, 2014, was $(127,646) and $(93,443), respectively.

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the three month period ended May 31, 2015, and May 31, 2014was $(880,736) and $(80,458), respectively.  The change in value on derivative valuation expense for the three month period ended May 31, 2015, and May 31, 2014was $144,289 and $10,457, respectively.

Net Loss

Net loss for the three months endedMay 31, 2015, was $(864,092) compared with a net loss of $(163,444) for the three months ended May 31, 2014.  The increased loss is due to an increase in operating expenses andother expenses associated with the valuation of derivative instruments.

Results for the Six months Ended May 31, 2015 Compared to the Six months Ended May 31, 2014.

Operating Revenues

The Company’s revenues for the six months ended May 31, 2015, and May 31, 2014, were $0 and $0, respectively. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we encounter commercially productive minerals to exploit. All of our prospects are undeveloped. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company.

Operating Expenses

Operating expenses for the six month period ended May 31, 2015 and May 31, 2014, were $911,254and $164,972, respectively.  Operating expenses consisted primarily of advertising and promotion, consulting fees, management fees, office expenses and professional fees.  The increase was primarily attributable to an increase in advertising, consulting fees and management fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the six month period ended May 31, 2015 and May 31, 2014, was $(911,254) and $(164,972), respectively.

Other Income (Expense):

Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments for the six month period ended May 31, 2015, and May 31, 2014was $(1,463,718) and $(172,391), respectively.  The change in value on derivative valuation expense for the six month period ended May 31, 2015, and May 31, 2014was $1,577 and $2,472, respectively.

Net Loss

Net loss for the six months endedMay 31, 2015, was $(2,373,395) compared with a net loss of $(344,891) for the six months ended May 31, 2014.  The increased loss is due to an increase in operating expenses and other expenses associated with the valuation of derivative instruments.

Results for the Period from November 1, 2006(inception of exploration state) Through May 31, 2015.

Operating Revenues

The Company’s revenues for the period from November 1, 2006(inception of exploration state) through May 31, 2015 were $0.

Operating Expenses

Operating expenses for the period from November 1, 2006, (inception of exploration state) through May 31, 2015, were $5,447,375.Operating expenses consist primarily of advertising and promotion, management fees, office expenses and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from November 1, 2006, (inception of exploration state) through May 31, 2015, was $(5,447,375).

Other Income (Expense):

Other income (expense) for the period from November 1, 2006, (inception of exploration state) through May 31, 2015, was $(2,769,264).

Net Loss

Net loss for the period from November 1, 2006, (inception of exploration state) through May 31, 2015, was $(8,216,639).

Liquidity and Capital Resources

As ofMay 31, 2015, the Company had a cash balance and asset total of $16 and $1,604,071 respectively, compared with $0 and $1,505,949 of cash and total assets, respectively, as ofNovember 30, 2014.

As ofMay 31, 2015, the Company had total liabilities of $2,725,584 compared with $1,217,936as ofNovember 30, 2014. The increase in total liabilities was attributed to an increase in accounts payable and convertible notes payable.

The overall working deficit increasedfrom $1,198,413 deficit at November 30, 2014, to $2,707,044at May 31, 2015, due to an increase in accounts payable and convertible notes payable.

Cash Flow from Operating Activities

During the six months ended May 31, 2015, cash used in operating activities was $(942,757) compared to $(113,577) for the six months ended May 31, 2014. The increase in the amounts of cash used for operating activities was primarily due to an increase in interest expenses and accounts payable.

Cash Flow from Investing Activities

During the six months ended May 31, 2015, cash used in investing activities was $0 compared to $0 for the six months ended May 31, 2014.

Cash Flow from Financing Activities

During the six months ended May 31, 2015, cash provided by financing activity was $944,442compared to $114,641 for the six months ended May 31, 2014.  The increase in cash provided by financing activities is due to an increase in convertible notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the six months ended May 31, 2015, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On March 10, 2015, Asher Enterprises converted $2,115 of principal of a convertible note into 755,357shares of its common stock at a price of $0.0028.

On March 19, 2015, LG Capital Funding, LLC converted $3,101 of principal and interest of a convertible note into 1,025,242 shares of its common stock at a price of $0.003025.

On March 24, 2015, Asher Enterprises converted $2,385 of principal of a convertible note into 954,000 shares of its common stock at a price of $0.0025.

On March 25, 2015, GW Holdings, LLC converted $2,253 of principal and interest of a convertible note into 910,286 shares of its common stock at a price of $0.002475.

On March 25, 2015, Service Trading Company, LLC converted $2,364 of principal of a convertible note into 955,207 shares of its common stock at a price of $0.002475.

On March 30, 2015, Adar Bays, LLC converted $1,000 of principal of a convertible note into 454,545 shares of its common stock at a price of $0.0022.

On April 13, 2015, Asher Enterprises converted $1,145 of principal of a convertible note into 954,167 shares of its common stock at a price of $0.0012.

On April 13, 2015, GW Holdings, LLC converted $1,307 of principal and interest of a convertible note into 1,080,502 shares of its common stock at a price of $0.00121.

On April 14, 2015, LG Capital Funding, LLC converted $1,342 of principal and interest of a convertible note into 1,109,297 shares of its common stock at a price of $0.00121.

On April 17, 2015, Asher Enterprises converted $1,050 of principal of a convertible note into 954,545 shares of its common stock at a price of $0.0012.

On April 17, 2015, Service Trading Company, LLC converted $1,278 of principal and interest of a convertible note into 1,106,556 shares of its common stock at a price of $0.001155.

On April 20, 2015, LG Capital Funding, LLC converted $1,279 of principal and interest of a convertible note into 1,107,281 shares of its common stock at a price of $0.001155.

On April 20, 2015, GW Holdings, LLC converted $1,661 of principal and interest of a convertible note into1,437,964 shares of its common stock at a price of $0.001155.

On April 27, 2015, GW Holdings, LLC converted $1,714 of principal and interest of a convertible note into 1,483,797 shares of its common stock at a price of $0.001155.

On April 27, 2015, Union Capital, LLC converted $3,348 of principal and interest of a convertible note into 3,000,000 shares of its common stock at a price of $0.001116.

On April 29, 2015, Service Trading Company, LLC converted $1,981 of principal of a convertible note into 1,715,000 shares of its common stock at a price of $0.001155.

On May 4, 2015, LG Capital Funding, LLC converted $2,047 of principal and interest of a convertible note into 1,772,077 shares of its common stock at a price of $0.001155.

On May 4, 2015, Direct Capital Group converted $2,300 of principal of a convertible note into 1,150,000 shares of its common stock at a price of $0.002.

On May 12, 2015, Union Capital, LLC converted $3,301 of principal and interest of a convertible note into 3,800,000 shares of its common stock at a price of $0.00086.

On May 12, 2015, GW Holdings, LLC converted $1,619 of principal and interest of a convertible note into 1,962,772 shares of its common stock at a price of $0.000825.

On May 14, 2015, GW Holdings, LLC converted $1,822 of principal and interest of a convertible note into 2,209,075 shares of its common stock at a price of $0.000825.

On May 15, 2015, LG Capital Funding, LLC converted $1,823 of principal and interest of a convertible note into 2,210,036 shares of its common stock at a price of $0.000825.

On May 19, 2015, Union Capital, LLC converted $3,667 of principal and interest of a convertible note into 4,700,000 shares of its common stock at a price of $0.00078.

On May 20, 2015, GW Holdings, LLC converted $1,723 of principal and interest of a convertible note into 2,409,931 shares of its common stock at a price of $0.000715.

On May 20, 2015, LG Capital Funding, LLC converted $1,592 of principal and interest of a convertible note into 2,226,601 shares of its common stock at a price of $0.000715.

On May 21, 2015, Direct Capital Group converted $2,400 of principal of a convertible note into 2,400,000 shares of its common stock at a price of $0.001.

On May 25, 2015, Service Trading Company, LLC converted $1,739 of principal and interest of a convertible note into 2,432,088 shares of its common stock at a price of $0.000715.

On May 27, 2015, Union Capital, LLC converted $4,538 of principal and interest of a convertible note into 6,300,000 shares of its common stock at a price of $0.00072.

On May 27, 2015, GW Holdings, LLC converted $2,030 of principal and interest of a convertible note into 3,076,131 shares of its common stock at a price of $0.00066.

On May 27, 2015, LG Capital Funding, LLC converted $2,062 of principal and interest of a convertible note into 3,124,303 shares of its common stock at a price of $0.00066.

On May 28, 2015, Adar Bays, LLC converted $2,500 of principal of a convertible note into 3,787,879 shares of its common stock at a price of $0.0066.

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

2. Subsequent Issuances:

On June 1, 2015, GW Holdings, LLC converted $2,336 of principal and interest of a convertible note into 3,861,646 shares of its common stock at a price of $0.000605.

On June 2, 2015, Direct Capital Group converted $418 of principal of a convertible note into 4,180,000 shares of its common stock at a price of $0.00001.

On June 2, 2015, Adar Bays, LLC converted $2,299 of principal of a convertible note into 3,800,000 shares of its common stock at a price of $0.000605.

On June 5, 2015, Service Trading Company, LLC converted $1,221 of principal and interest of a convertible note into 2,465,687 shares of its common stock at a price of $0.000495.

On June 5, 2015, Union Capital, LLC converted $4,187 of principal and interest of a convertible note into 9,165,000 shares of its common stock at a price of $0.000457.

On June 8, 2015, GW Holdings, LLC converted $2,290 of principal and interest of a convertible note into 4,627,148 shares of its common stock at a price of $0.000495.

On June 8, 2015, Adar Bays, LLC converted $2,177 of principal of a convertible note into 4,700,000 shares of its common stock at a price of $0.000495.

On June 9, 2015, LG Capital Funding, LLC converted $2,307 of principal and interest of a convertible note into 4,660,000 shares of its common stock at a price of $0.000495.

On June 11, 2015, LG Capital Funding, LLC converted $2,864 of principal and interest of a convertible note into 5,785,010 shares of its common stock at a price of $0.000495.

On June 15, 2015, Union Capital, LLC converted $3,402 of principal and interest of a convertible note into 12,250,000 shares of its common stock at a price of $0.000278.

On June 15, 2015, GW Holdings, LLC converted $1,988 of principal and interest of a convertible note into6,024,358shares of its common stock at a price of $0.00033.

On June 15, 2015, Direct Capital Group converted $2,800 of principal of a convertible note into 7,000,000 shares of its common stock at a price of $0.004.

On June 15, 2015, Adar Bays, LLC converted $2,199 of principal of a convertible note into 4,700,000 shares of its common stock at a price of $0.000495.

On June 16, 2015, Service Trading Company, LLC converted $2,523 of principal and interest of a convertible note into 7,646,301 shares of its common stock at a price of $0.00033.

On June 17, 2015, LG Capital Funding, LLC converted $2,622 of principal and interest of a convertible note into 7,946,636 shares of its common stock at a price of $0.00033.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
3.1b	Amended Articles of Incorporation	Filed with the SEC on June 13, 2013, as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
3.3	Certificate of Designation	Filed with the SEC on November 1, 2013 as part of our Current Report on Form 8-K.
10.1	Property Option Agreement by and amongst FRC Exploration, Ltd., Ram Exploration Ltd., and Mr. Dorian Leslie, dated May 24, 2006.	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB-2.
10.2	Participation Agreement by and between County Line Energy Corp., and the Company, dated December 21, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.3	Dilution Agreement by and between the Company and County Line Energy Corp., dated December 22, 2006.	Filed with the SEC on January 4, 2007, on our Current Report on Form 8-K.
10.4	Participation Option Agreement by and between County Line Energy Corp., and the Company, dated November 30, 2007.	Filed with the SEC on December 19, 2007, on our Current Report on Form 8-K.
10.5	Letter Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.6	Promissory Note by and between the Company and G2 Petroleum, LLC, dated March 14, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.7	Letter of Intent to Farmout by and between the Company and Desert Mining, Inc., dated April 17, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.8	Advisory and Business Consulting Services Agreement by and between the Company and Robert B. Perry, dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.9	Advisory and Business Consulting Services Agreement by and between the Company and Leon Hinton, dated April 16, 2008.	Filed with the SEC on May 1, 2008 as part of our Current Report on Form 8-K.
10.10	Advisory and Business Consulting Services Agreement by and between the Company and Bourgeois Energy, Inc., dated April 16, 2008.	Filed with the SEC on May 1, 2008, as part of our Current Report on Form 8-K.
10.11	Loan Agreement by and between the Company and G2 Petroleum, LLC, dated March 11, 2009.	Filed with the SEC on March 17, 2009, as part of our Annual Report on Form 10-K.
10.12	Lease Agreement by and between the Company and TEG, Inc., dated September 11, 2008.	Filed with the SEC on March 17, 2009, as part of our Current Report on Form 8-K.
10.13	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated June 20, 2009.	Filed with the SEC on July 15, 2009 as part of our Quarterly Report on Form 10-Q.
10.14	Assignment Agreement by and between the Company and G2 Petroleum, LLC, dated September 16, 2009.	Filed with the SEC on September 24, 2009, as part of our Current Report on Form 8-K.
10.15	Addendum to Participation Agreement by and between the Company and County Line Energy, Corp., dated October 16, 2009.	Filed with the SEC on October 23, 2009, as part of our Quarterly Report on Form 10-Q.
10.16	Share Issuance Agreement by and between the Company and Villa Atmu S.A., dated November 16, 2009.	Filed with the SEC on November 24, 2009, as part of our Current Report on Form 8-K.
10.17	Amendment Agreement by and between the Company and County Line Energy, Corp., dated February 1, 2010	Filed with the SEC on March 15, 2010 as part of our Annual Report on Form 10-K.
10.18	Commodity-Industry Analyst Agreement by and between the Company and Michael Mathot, dated July 23, 2010.	Filed with the SEC on July 28, 2010, as part of our Current Report on Form 8-K.
10.19	Employment Agreement by and between the Company and Tim DeHerrera, dated August 10, 2010.	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.20	Mineral Property Option Agreement by and between the Company and Dalton Dupasquier, dated July 6, 2010.	Filed with the SEC on August 31, 2010 as part of our Current Report on Form 8-K.
10.21	Debt Settlement and Subscription Agreement by and between the Company and RCapital Management Ltd., dated August 3, 2010.	Filed with the SEC on September 10, 2010, as part of our Current Report on Form 8-K.
10.22	Separation Agreement by and between the Company and Michael Mathot, dated December 31, 2010.	Filed with the SEC on January 3, 2011, as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between the Company and Tim DeHerrera, dated July 18, 2011.	Filed with the SEC on February 23, 2013 as part of our Annual Report on Form 10-K.
10.24	Mineral Property Acquisition Agreement, by and between the Company, and Highlander Overseas, Inc. regarding the purchase of the La Predilecta Property, dated May 14, 2013	Filed with the SEC on June 4, 2013 as part of our Current Report on Form 8-K.
10.25	Second Addendum to Employment Agreement by and between the Company and Tim DeHerrera, dated May 30, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Direct Capital Group, Inc., dated June 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Direct Capital Group, Inc., dated July 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Direct Capital Group, Inc., dated August 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 7, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Direct Capital Group, Inc., dated September 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Direct Capital Group, Inc., dated October 1, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.32	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Geotech International Ltd., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.33	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Pea Soup, Inc., and Direct Capital Group, Inc., dated October 11, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.
10.34	Assignment of a Convertible Redeemable Note in the Company, dated February 15, 2012, by and between Watermark Holdings, Inc., and Direct Capital Group, Inc., dated October 15, 2013.	Filed with the SEC on October 21, 2013 as part of our Quarterly Report on Form 10-Q.

10.35	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 1, 2013.	Filed with the SEC on March 7, 2014 as part of our Annual Report on Form 10-K.
10.36	Promissory Note by and between the Company and Direct Capital Group Inc., dated November 30, 2013.	Filed with the SEC on March 7, 2014 as part of our Annual Report on Form 10-K.
10.37	Promissory Note by and between the Company and Direct Capital Group Inc., dated December 1, 2013.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Promissory Note by and between the Company and Direct Capital Group Inc., dated February 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.40	Promissory Note by and between the Company and Direct Capital Group Inc., dated March 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.41	Promissory Note by and between the Company and Direct Capital Group Inc., dated April 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.42	Promissory Note by and between the Company and Direct Capital Group Inc., dated May 1, 2014.	Filed with the SEC on July 21, 2014 as part of our Quarterly Report on Form 10-Q.
10.43	Promissory Note by and between the Company and Direct Capital Group Inc., dated June 1, 2014.	Filed with the SEC on October 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.44	Promissory Note by and between the Company and Asher Enterprises, Inc., dated September 12, 2012.	Filed with the SEC on May 4, 2015, as part of our Annual Report on Form 10-K/A.
10.45	Promissory Note by and between the Company and Direct Capital Group Inc., dated October 1, 2014.	Filed with the SEC on May 4, 2015, as part of our Annual Report on Form 10-K/A.
10.46	Promissory Note by and between the Company and New Venture Attorneys, PC, dated October 1, 2014.	Filed with the SEC on May 4, 2015, as part of our Annual Report on Form 10-K/A.
10.47	Consulting Agreement by and between the Company and Nathan Lewis, dated October 1, 2014.	Filed with the SEC on May 4, 2015, as part of our Annual Report on Form 10-K/A.
10.48	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2015.	Filed with the SEC on May 4, 2015, as part of our Annual Report on Form 10-K/A.
10.49	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 1, 2015.	Filed with the SEC on May 4, 2015, as part of our Annual Report on Form 10-K/A.
10.50	Promissory Note by and between the Company and Direct Capital Group Inc., dated January 2, 2015.	Filed with the SEC on April 14, 2015 as part of our Quarterly Report on Form 10-Q.
10.51	Promissory Note by and between the Company and Union Capital, LLC dated February 17, 2015.	Filed herewith.
10.52	Promissory Note by and between the Company and Union Capital, LLC, dated February 17, 2015.	Filed herewith.
10.53	Promissory Note by and between the Company and GW Holdings dated March 16, 2015.	Filed herewith.
10.54	Promissory Note by and between the Company and GW Holdings, dated March 16, 2015.	Filed herewith.
10.55	Promissory Note by and between the Company and LG Capital dated March 16, 2015.	Filed herewith.
10.56	Promissory Note by and between the Company and LG Capital, dated March 16, 2015.	Filed herewith.
10.57	Promissory Note by and between the Company and Service Trading dated March 16, 2015.	Filed herewith.
10.58	Promissory Note by and between the Company and Service Trading, dated March 16, 2015.	Filed herewith.
10.59	Promissory Note by and between the Company and Adar Bays dated March 26, 2015.	Filed herewith.
10.60	Promissory Note by and between the Company and Adar Bays, dated March 26, 2015.	Filed herewith.
10.61	Promissory Note by and between the Company and Union Capital, LLC dated April 27, 2015.	Filed herewith.
10.62	Promissory Note by and between the Company and Rancho Capital Management, dated May 31, 2015.	Filed herewith.
16.01	Letter from John Kinross-Kennedy CPA Accountants, dated January 2, 2013.	Filed with the SEC on January 3, 2013 as part of Current Report on Form 8-K.
16.02	Letter from Anton & Chia LLP., dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on June 5, 2006 as part of our Registration of Securities on Form SB/2.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

FORCE MINERALS CORPORATION
Dated: July 15, 2015	/s/ Nathan Lewis
Nathan Lewis
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 15, 2015	/s/ Nathan Lewis
By: Nathan Lewis Its: Director